Form 10KSB
period 2006-12-31
GRANT ENTERPRISES INC.
filed 2007-03-02
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127259

GRANT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3130469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Wilshire Blvd., Suite 960 Santa Monica, California 90401	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 393-0104

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $26,822

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: not applicable

Number of shares of the registrant’s common stock outstanding as of March 2, 2007: 1,400,000 shares of Common Stock.

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Camelot Entertainment Group Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

We were incorporated under the laws of the State of Delaware on September 9, 2004. We commenced operations for the purposes of evaluating, structuring, and completing a merger with prospects consisting of private companies, partnerships, or sole proprietorships in the United States. On September 12, 2004, we obtained all of the outstanding units of Grant Enterprises, LLC from Richard Carrigan, the sole shareholder, in consideration for the issuance of 1,000,000 shares of our common stock to the Richard Carrigan pursuant to a Unit Purchase Agreement and Share Exchange between Grant Enterprises, LLC and us. Pursuant to the Unit Purchase Agreement and Share Exchange, Grant Enterprises, LLC became our wholly owned subsidiary. Until this reorganization our activities had been limited to actions related to our organization, and we conducted virtually no business operations.

Now, through Grant Enterprises, LLC, we own and operate a distributor of Kinjoy Massage Chairs.

Grant Enterprises, LLC was incorporated on April 30, 2001, and is currently the exclusive distributor of Kinjoy Chairs in Michigan, Mississippi, Nevada and New Jersey. Business clients and individuals have long appreciated the Kinjoy Shiatsu Massage System in prestigious spas and resorts, as well as in private homes, for the reinvigorating and relaxing affects of the massage chair. Today, the Kinjoy system is available for commercial application with advanced vending technology, creating new markets where the Kinjoy Shiatsu Massage System can deliver another level of customer amenities and satisfaction while generating a new revenue stream for owners. We currently market and distribute Kinjoy Chairs to private individuals as well as health and wellness businesses, including spas, health clubs, nursing, hospice, and hospital facilities, and other operations where customer comfort is the highest priority. We have developed a revenue sharing program to maximize the potential of the Kinjoy vending model and minimize investment risk.

Products and Services

The core product marketed and distributed through our subsidiary is the Kinjoy Chair, a revolutionary new wellness device that combines an attractive modern furniture design with a complete, user-controlled Shiatsu massage system.

The Kinjoy Chair incorporates both aesthetic and ergonomic design. With smooth lines and rounded design elements, the Kinjoy Shiatsu Massage System is as visually appealing as it is physically calming. Comfortable armrests and contoured backrest invite clients to sit down and relax.

The overall design also maximizes mobility and energy efficiency. The wheeled base enables the chair to positioned anywhere in any environment and relocated to suit client and guest needs easily. Even when the automated massage functions are in use the power consumption of the Kinjoy Shiatsu Massage Chair is approximately equivalent to two light bulbs.

The Kinjoy system can be deployed in any environment as a value-added service and amenity for customers, giving a complete Shiatsu Massage without increasing overhead costs with additional staff or certifications. With its new vending device, the Kinjoy chair has even greater deployment potential to become a viable profit center.

With only a four-chair bay of Kinjoy Shiatsu Massage Systems (an investment value of approximately US$16,500) placed in a high-traffic location, deployers can expect revenues over US$25,000 annually. Inherent in the chairs design are features that minimize maintenance and keep the appearance looking new and inviting for years.

The revenue sharing program is an important aspect of our product and service suite. Currently in use by a number of high-profile corporations in the casino entertainment industry, the 50/50 arrangement decreases initial costs for the operator while expanding our revenue stream. The success of these programs is leading to new market opportunities for the business and new deployment purposes for the Kinjoy Shiatsu Massage System. We currently generate revenue by the placement of the Kinjoy Chairs in certain malls in various locations. These chairs come equipped with a system that accepts credit card payments.

Sales and Marketing

The long-range goal is to gain substantial visibility in the target market segments to leverage volume deployments of the Kinjoy Shiatsu Massage System product line with the vending application and increase awareness in other applicable markets. Key points to this strategy include:

*
Public Relations: A public relations firm with specialties in casino entertainment, hospitality, and travel markets will be retained to develop media relations, write press releases, and ensure publication in the relevant trades to increase market segment awareness and interest in the products.

*
Direct Personal Selling & Marketing Literature: Sales collateral will be developed to support the personal direct sales efforts and distribute segment-appropriate explanations of the technology and its benefits. Product sell sheets will develop the capabilities of the system and the company, demonstrating the distinctive overall benefits, and representing the ease of deployment within a variety of environments.

*
Trade Shows & Trade Advertising: Advertising will initially be concentrated around trade events and publications distributed on site. As deployments expand, advertising is expected to increase intermittently to support developing sales strategies as part of on-going operations.

Competition

The industry of developing wellness devices is new, rapidly evolving and intensely competitive. A variety of companies, compete with varied products or services that it offers, including but not limited to DMS Canada, First Class Vending and APP Vending.

As the market for wellness devices grows, we believe that the range of companies involved in the industry will increase their efforts to develop products and services that will compete with our products and services. Achieving critical mass with respect to market share is critical for our business. Competitors who already have an established market share will, therefore, be in a better competitive position than us.

We hope to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of our competitors, and by launching an effective marketing campaign.

 Employees

We currently have one full-time employee.

Item 2.    Description of Property.
Our executive offices are located at 233 Wilshire Blvd., Suite 960, Santa Monica, California 90401. This office space is leased to us for $500 per month on a month to month basis. We believe that this space is sufficient and adequate to operate our current business.

Item 3.    Legal Proceedings.
Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.
Market Information

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Holders

As of March 2, 2007 in accordance with our transfer agent records, we had 41 record holders of our Common Stock, holding 1,400,000 shares.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus.

Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Since our inception, we have generated revenue in the sale of and the vending service of the Kinjoy Shiatsu Massage System. This System is a chair that is marketed to private individuals as well as health and wellness businesses, including spas, health clubs, nursing hospice, and hospital facilities and other operations where customer comfort is the highest priority. We are the exclusive distributor of the Kinjoy Chairs in Michigan, Mississippi, Nevada and New Jersey. With the chair’s new vending device, the chair can be placed in high traffic areas without increasing overhead costs with additional staff or certifications. The chair is offered for sale as well as vending opportunities. We consider competition from other similar companies to be a risk for future revenues. Downward trend of our revenues may continue with increased competition. The sale of Chairs has declined due to competition. Vending revenues have also declined. Grant Enterprises, Inc. has left all business activity that Grant Enterprises, L.L.C. has created with that subsidiary.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We will focus on striking more vending deals and sales agreements with casinos, both in Nevada, and casinos on Indian gaming reservations in California. We hope to either strike vending agreements or sale agreements with the casinos to install chairs in areas where casino customers ordinarily rest on chairs such as (i) sports betting areas; (ii) lounge areas; and (iii) near tables. By placing chairs in these areas, we hope to generate revenue from casino customers who wish to receive a massage while they rest. We also believe that the California market will provide opportunities for further expansion. We hope to increase both our revenues from sale of chairs and vending by 20% each year.

We will attempt to raise capital from sale of our common stock, business lines of credit, and loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds carry out the planned program but there is significant risk that we may not secure the necessary funding.

We will primarily invest in new business development and ongoing business activities including sales and marketing, advertisement, legal and human resource development. We do not have sufficient cash to hire such personnel and basic operating infrastructure for a period of one year as shown by our working capital balance as of December 31, 2006. We will continue to hire as independent contractors on a commission basis. If we are successful in developing new business, management will assess the results to determine the best course of action for ongoing and future needs.

Results of Operations

For the Fiscal Years Ended December 31, 2006 and 2005

Gross Revenues

Gross revenues through December of 2006 were $26,822 a decrease of $57,389 from the 2005 amount of $84,211 or a decrease of 68 % approximately. 94% of that decrease was related to a decrease in sales, the remaining decrease was from a slight decrease in vending income.

In 2005, approximately 72 % of the revenues derived from the sale of chairs, while the remaining 28 % derived from vending. In 2006, we experienced a decrease in the number of chairs sold, resulting in decrease in revenue derived from such sales, while revenue derived from vending decreased only slightly. Therefore, in 2006, 19 % of our total revenue derived from the sale of chairs while the remaining 81% derived from vending.

Cost of Revenue

Cost of revenue through December of 2006 was $3,221 of which $611 was attributable to the cost of revenue of chairs, while remaining $2609 of the total cost of revenue in was attributable to vending. The amount of $3,221 represented a decrease of $43,136 or 93% from the 2005 amount of $46,357. This decrease is directly related to a decrease in sales.

Gross Profit decreased from $37,854 for the year ended December 31, 2005 to $23,601 for the year ended December 31, 2006, a decrease $14,253 or 37%. The decrease in gross profits was a result of the decrease in revenues in 2006. The company believes that the decrease in revenue represents a trend however, there is no guarantee that this trend will continue in the near future.

General and Administrative expenses decreased from $38,288 for the year ended December 31, 2005 to $33,744 for the year ended December 31, 2006. This decrease was due to automobile expense decreasing by almost 50% or $3500. The remainder of the decrease was due to a decrease in Meals and Entertainment, by $1500 and a decrease in travel expenses. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

Net Income

Net loss in 2006 was $10,143 compared to net income in 2005 of $308, a difference of $10,143. This increase in net loss was directly related to a decrease in our revenues by 68% while General and Administrative expenses decreased by only 14%.

Our ability to achieve our business objectives is contingent upon our success in raising additional capital to enter new markets and then rely on cash flows from operations for future growth

Liquidity and Capital Resources

We raised $40,000 in a private placement in September 2004 and maintained a cash balance at December 31, 2006 of $40,751. These funds as well as our business activity will allow us to have positive cash flows for the current year. We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations.

We anticipate that future revenue will be sufficient to cover budgeted operating expenditures and offering expenses. Although we believe we have sufficient cash to meet our minimum expenses for the next 12 months, we will be unable to expand on our business unless we are successful in raising additional capital. There is no assurance we will be successful in raising the needed capital. Should we pursue additional capital investment, we expect such financing to take the form of a private placement of equity or debt. We intend to seek advice from investment professionals on how to obtain additional capital. Current assets as of December 31, 2006 were $68,197 which consisted of cash of $40,751 and accounts receivable of 0$ and related party advances of $0, property and equipment of $27,309 and deposits of $137. Total current liabilities as of December 31, 2006 were $2250, which consisted entirely of accrued expenses.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.

It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

GRANT ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

GRANT ENTERPRISES, INC., INC.

Consolidated Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

The Board of Directors and Shareholders
Grant Enterprises, Inc.

To the board of directors and stockholders:

        We have audited the accompanying balance sheet of Grant Enterprises, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Enterprises, Inc. as of December 31, 2006 and 2005, and the results of operations and its cash flows for the twelve months ending December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, Florida
February 1, 2007

GRANT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/06	12/31/05

Cash	$40,751	$40,931
Accounts Receivable	-	1,213
Related Party Receivable	-	3,721

Total Current Assets	40,751	45,865

PROPERTY & EQUIPMENT		-

Transportation	39,140	39,140
Vending Equipment	54,831	54,831
Less: accumulated depreciation	(66,663)	(63,883)

Total Property & Equipment	27,309	30,089

OTHER ASSETS

Deposits	137	137

Total Other Assets	137	137

TOTAL ASSETS	$68,197	$76,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,250	$-

Total Current Liabilities	2,250	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 per value;
10,000,000 authorized, none issued

Common Stock, $.001 par value;
Authorized: 100,000,000
Issued: 1,000,000 and 400,000, respectively	1,400	1,400
Additional paid in capital	100,362	100,362
Retained earnings	(35,815)	(25,672)

Total Stockholder's Equity	65,947	76,090

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$68,197	$76,090

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ending December 31, 2006 and 2005

	12/31/06	12/31/05

REVENUE	$26,822	$84,211

COST OF SERVICES	3,221	46,357

GROSS PROFIT OR (LOSS)	23,601	37,854

GENERAL AND ADMINISTRATIVE EXPENSES	33,744	38,288

OPERATING INCOME	(10,143)	(434)

OTHER INCOME	-	742

NET INCOME OR (LOSS)	$(10,143)	$308

Earnings (loss) per share, basic and diluted	$(0.01)	$0.00

Weighted average number of common shares	1,400,000	1,400,000

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2004	1,400,000	$1,400	$100,362	$(25,980)	$75,783

Net income (loss)	-	-	-	308	$308

Balance, December 31, 2005	1,400,000	$1,400	$100,362	$(25,672)	$76,090

Net income (loss)	-	-	-	(10,143)	(10,143)

Balance, December 31, 2006	1,400,000	$1,400	$100,362	$(35,815)	$65,947

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006 and 2005

CASH FLOWS FROM OPERATING ACTIVITIES	12/31/06	12/31/05

Net income (loss)	$(10,143)	$308

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	2,779	2,779
(Increase) Decrease in accounts receivable	1,213	1,447
Increase (Decrease) in accrued expenses	2,250	-
Increase (Decrease) in accounts payable	-	-
Increase (Decrease) in prepaid expenses	3,721	(3,721)

Total adjustments to net income	9,963	505

Net cash provided by (used in) operating activities	(180)	813

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for assets	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid, distribution to stockholder	-	-
Cash received from stockholder	-	-

Net cash provided by (used in) financing activities	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	(180)	813
Cash - beginning balance	40,931	40,118

CASH BALANCE END OF PERIOD	$40,751	$40,931

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.

Notes to the financial statements

1.   Summary of Significant Accounting Policies:

Industry - Grant Enterprises, Inc. (the Company) was incorporated in the state of Delaware on September 9, 2004. At the time of incorporation the Company exchanged shares with Grant Enterprises, LLC. making Grant Enterprises, LLC. an acquired subsidiary. As the Company was the non-operating acquirer, for accounting purposes Grant Enterprises, LLC is considered the accounting acquirer. The share exchange has been accounted for as a retroactive stock split. Grant Enterprises, LLC. was organized as a Limited-Liability company on April 30, 2001 under the laws of the State of Nevada. The Company is headquartered in California. The Company is involved in the sale of and the vending service of the Kinjoy Shiatsu Massage System. This System is a chair that is marketed to private individuals as well as health and wellness businesses, including spas, health clubs, nursing, hospice, and hospital facilities and other operations where customer comfort is the highest priority. With the chair’s new vending device, the chair can be placed in high traffic areas without increasing overhead costs with additional staff or certifications. The chair is offered for sale as well as vending opportunities. The Company’s fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:

The Company’s management has adopted the following accounting policies.

Revenue Recognition

Sales revenue:

Revenues, accounted for on a net basis, resulting from the sale of chairs is recognized when the chairs are received by the customer. The Company determines the sales price, is responsible for collecting payment from the customer, and bears the risk for product returns and the risks of non-payment. The Company generally purchases its inventory of chairs directly from its supplier at the time a customer places an order. Generally, the chairs are shipped directly from the supplier to the customer and the Company takes title to the chairs once they are shipped from the supplier. From time to time the Company does hold an inventory of chairs but prefers to purchase the chairs at the time an order is received from a customer

Vending revenues:

Vending revenues are recognized at the time the chairs are being used for a massage by the customer. The Company collects revenue of vending the chairs via the customer paying by charge card or coin collection (whereby the Company makes regular coin collection visits). The Company records as cost of vending revenue the amounts paid to the location where vending chairs are made available for vending (50% of the gross vending receipts) as well as depreciation on the chairs owned by the Company for purposes of vending.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles. The Company’s management has made all adjustments in their opinion that are necessary in order to make the financial statements not misleading.

Estimates and adjustment-The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

Inventory-Stated at the lower of cost or market, cost being determined by the first in, first out method.

Property and Equipment - Vending equipment is recorded at cost. Depreciation is computed on the double declining balance method over the estimated useful life of 5 years and the expense is recorded as a cost of sales. Transportation equipment is used in order for the Company to make collections on vending revenue and is also depreciated on the double declining method over the estimated useful life of 5 years and is recorded as an expense of general and administration.

Income Taxes - The Parent and Subsidiary Company utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share - Basic and diluted earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. At the balance sheet date, there were 200,000 options outstanding which are anti-dilutive.

Concentrations of Credit Risk- Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

Compensation in the form of stock - As listed in footnote number 7 the Company has only one equity instrument in the form of a stock option for a Company officer as follows:

On September 1, 2005 the Company issued an option agreement to the Company’s officer for the purchase of 200,000 shares of common stock for the purchase price of $1.00 per share that expired on March 7, 2006. These options are accounted for under Statement of Financial Accounting Standard 123R “Accounting for Stock-based Compensation”. The grant date and vesting date for these options was September 1, 2005and to date have not been exercised. The fair value of these options at the grant date and at year end was less than the exercise price of the options therefore no value was expensed in the Statement of Operations as compensation expense.

The Company used SFAS No.123, “Accounting For Stock Based Compensation,” for the year ending December 31, 2005. As required by a revision of this standard, the Company has adopted SFAS No. 123R to account for stock based compensation whereby through this adoption the Company accounts for amounts regarding stock based compensation at its expense instead of proforma results. For this transition the Company has elected the prospective method to account for the change. For the twelve months ended DecemberJune 31, 2006 the exercise price of the option mentioned above was above fair market value of the stock and therefore no expense was recorded.

Estimates and adjustment-The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

2.   Related Party Transactions:

A primary shareholder, Richard Carrigan, from time to time has loaned the Company working capital in the form of a loan with no terms. The nature of these transactions is an informal agreement with the founder and primary shareholder of the Company. These amounts are used for working capital when the Company has shortfalls in cash flows. The transactions occur when the shareholder places Company expenses on his credit card and the company later reimburses the shareholder for these expenses. From time to time the Company pays cash to the shareholder in excess of the amounts owed upon which the Company records these amounts as a related party advance as these funds will be used for future reimbursements. At December 31, 2006 and December 31, 2005 the Company has related party receivables $0 and $3,721, respectively, towards expenses which are recorded as related party advances.

3.   Accounts Receivable:

The Company has balances in accounts receivable from the sale of chairs and historically has not had material amounts of bad debt write offs therefore an allowance for doubtful accounts was not established. The Company’s vending operations work on pre-paid basis and therefore have no receivables.

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

6.   Operating and Capital Lease Agreements:

The Company has no short term or long term leases.

7.   Stockholder Equity:

The Company has authorized 10,000,000 shares of preferred stock at a par value of $.001 per share none of which have been issued.

The Company has authorized 100,000,000 shares of common stock at a par value of $.001 per share of which 1,400,000 shares have been issued.

Upon incorporation of the Company (September 9, 2004), 1,000,000 shares of common stock were issued in an exchange agreement for the 1,000 units (100%) of the subsidiary, Grant Enterprises, LLC, for a value of its existing capital as accounted for as a partnership. Grant Enterprises, LLC is considered the accounting acquirer and therefore the share exchange was accounted as a retroactive share exchange with the unit holders.

During September of 2004 the Company undertook a private placement offering of 400,000 shares of common stock for a value of $40,000, or $.10 per share. The Company’s management considers the offering exempt from reporting with the U.S. Securities and Exchange Commission.

Stock Based Compensation:

On September 1, 2005 the Company issued an option agreement to the Company’s officer for the purchase of 200,000 shares of common stock for the purchase price of $1.00 per share that expired on March 7, 2006. These options are accounted for under Statement of Financial Accounting Standard 123R “Accounting for Stock-based Compensation”. The grant date and vesting date for these options was September 1, 2005and to date have not been exercised. The fair value of these options at the grant date and at year end was less than the exercise price of the options therefore no value was expensed in the Statement of Operations as compensation expense.

8.   Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

9. Income Taxes:

The income tax payable that was accrued for the year ended December 31, 2006 was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is $0.

For the twelve months ended December 31, 2006 the Company had an operating loss of $ 10,143 which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the twelve months ended December 31, 2006 of 2,029

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2006 the Company incurred net operating losses for tax purposes of approximately $35,815. The net operating loss carry forwards may be used to reduce taxable income through the years 2024 to 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

Deferred tax assets:
Federal net operating loss	$5,489
State net operating loss	1,736

Total deferred tax assets	7,225
Less valuation allowance	(7,225)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

The Subsidiary Company prior to acquisition by the Parent Company ( September 2004) accounted for income taxes as a Limited Liability Company by preparing a partnership return whereby any income or loss generated by the Subsidiary would be passed through to the individual unit holders. After acquisition the Subsidiary Company adopted the method of accounting for income taxes as the Parent Company accounts for income taxes under the deferred tax asset and liability method. If the Company accounted for income taxes prior to acquisition the Company would have realized a net operating loss carryforward in the amount of $20,560 which would have expired in the year 2024 if not used to offset income. Using the effective tax rate of 20% this would have resulted in a deferred tax asset in the amount of $4,112 of which the Company would set an allowance of $4,112 as the Company’s management believes the company would more than likely not have the ability to use this asset.

The Parent Company acts as a holding company and does not have operations therefore there were no deferred tax assets or liabilities to account for. The Parent Company and Subsidiary Company do not file a consolidated tax return therefore the deferred tax assets and liabilities that are disclosed are that of the Subsidiary Company and consolidated with the Parent Company for accounting reasons.

10.   Required Cash Flow Disclosure for non-cash items, Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes.

11.   Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

   None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our sole executive officer and director and his age as of March 2, 2007 is as follows:

NAME	AGE	POSITION
Shahin Shadmer	28	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

SHAHIN SHADMER is our founder and currently serves as our President, Chief Executive Officer, and Chief Financial Officer as well as our Chairman of the Board of Directors. Mr. Shadmer received his Bachelors of Art in History from California State University. During 2002 and 2003, Mr. Shahin worked in collections at The Best Service Company, collecting funds, handling litigation matters and office management. Mr. Shadmer also has four years experience in the areas of sales and marketing through his employment with Circuit City and Gensys Multimedia.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted a code of ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Shahin Shadmer	President CEO and Chairman	2006 2005	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0

Stock Option Grants

Shahin Shadmer had the option to purchase 200,000 shares of our common stock for a period of six months which expired March 7, 2006 at $1.00 a share. There are no other options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Employment Agreements

We do not have an employment or consultant agreement with Mr. Shahin Shadmer, our Chief Executive Officer, President, and Chairman of the Board of Directors.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 2, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 2, 2007, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard Carrigan 7695 Desperado St. Las Vegas Nevada 89131	1,005,000	71.79%

Common Stock	Shahin Shadmer 233 Wilshire Blvd. Suite 960 Santa Monica, CA 90401	0	0%

Common Stock	All executive officers and directors as a group	0	0%

The percent of class is based on 1,400,000 shares of common stock issued and outstanding as of March 2, 2007.

Item 12.    Certain Relationships and Related Transactions.

Mr. Richard Carrigan has been providing a loan to us for working capital in the form of an unsecured demand note. During the year ended December 31, the loan was reclassified as partners’ capital per the desire of Mr. Richard Carrigan, majority unit holder of the subsidiary, Grant LLC.. By partner’s capital, we mean that at the time of the reclassification, the subsidiary was accounted for tax purposes as a partnership.  The note was an informal note without terms for the amount of $38,359. From time to time the majority partner, Mr. Richard Carrigan, loans working capital to the subsidiary.

A primary shareholder, Mr. Richard Carrigan has previously loaned Grant Enterprises, LLC, working capital in the form of a loan. The nature of these transactions is an informal agreement with the founder and primary shareholder of the Company, Mr. Richard Carrigan. These amounts are used for working capital when the Company has shortfalls in cash flows. The transactions occur when the shareholder places Company expenses on his credit card and the company later reimburses the shareholder for these expenses. From time to time the Company pays cash to the shareholder in excess of the amounts owed upon which the Company records these amounts as related party advances. At December 31, 2005 and 2004 the Company has related party advances $2979 and $0, respectively. At March 2, 2007 the Company had related party advances of $ 0.

At the company’s inception, the Company had a payable to this shareholder, Mr. Richard Carrigan in the amount of $38,359 which was the largest balance to date. This payable had no terms. Mr. Carrigan’s intention was to convert this payable to capital so that the consolidated Company would start out with no liabilities.

Item 13.	Exhibits.

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on August 5, 2005

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on August 5, 2005
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended December 31, 2006, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $6,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Shahin Shadmer
SHAHIN SHADMER
President; Chief Executive Officer; Chief Financial Officer; Principal Accounting Officer; and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shahin Shadmer	President, Chief Executive Officer,	March 2, 2007
SHAHIN SHADMER	Chief Financial Officer