Form 10QSB
period 2007-03-31
GRANT ENTERPRISES INC.
filed 2007-05-07
CIK 1335294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File #333-127259

GRANT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3130469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Wilshire Blvd. Suite 702 Los Angeles, California 90025	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 979-6900

233 Wilshire Blvd. Suite 960
Santa Monica CA 90401
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007: 7,000,000 shares of common stock.

GRANT ENTERPRISES, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

GRANT ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

GRANT ENTERPRISES, INC., INC.

Consolidated Financial Statements

GRANT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(unaudited)

ASSETS

CURRENT ASSETS	03/31/07	12/31/06

Cash	$15,867	$40,751
Accounts Receivable	-	-
Prepaid Expenses	-	-

Total Current Assets	15,867	40,751

PROPERTY & EQUIPMENT

Transportation	39,140	39,140
Vending Equipment	54,831	54,831
Less: accumulated depreciation	(67,358)	(66,663)

Total Property & Equipment	26,614	27,309

OTHER ASSETS

Deposits	137	137

Total Other Assets	137	137

TOTAL ASSETS	$42,618	$68,197

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,750	$2,250

Total Current Liabilities	2,750	2,250

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 per value;
10,000,000 authorized, none issued

Common Stock, $.001 par value;
Authorized: 100,000,000
Issued: 7,000,000	7,000	7,000
Additional paid in capital	94,762	94,762
Retained earnings	(61,894)	(35,815)

Total Stockholder's Equity	39,868	65,947

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$42,618	$68,197

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending March 31, 2007 and 2006
(unaudited)

	03/31/07	03/31/06

REVENUE	$2,249	$17,756

COST OF SERVICES	-	5,994

GROSS PROFIT OR (LOSS)	2,249	11,762

GENERAL AND ADMINISTRATIVE EXPENSES	28,328	6,000

OPERATING INCOME	(26,079)	5,762

OTHER INCOME	-	-

NET INCOME OR (LOSS)	$(26,079)	$5,762

Earnings (loss) per share, basic and diluted	$(0.00)	$0.00

(5 for 1 stock split retroactivly applied)

Weighted average number of common shares	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2007
(unaudited)

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2004	7,000,000	$7,000	$94,762	$(25,980)	$75,783

Net income (loss)	-	-	-	308	$308

Balance, December 31, 2005	7,000,000	$7,000	$94,762	$(25,672)	$76,090

Net income (loss)				(10,143)	(10,143)

Balance, December 31, 2006	7,000,000	$7,000	$94,762	$(35,815)	$65,947

Retroactively applied share
isswuance treated as a 5-to-1 stock
split at par value, $0.001 per share
on February 21, 2007

Net income (loss)	-	-	-	(26,079)	(26,079)

Balance, March 31, 2007	7,000,000	$7,000	$94,762	$(61,894)	$39,868

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2007 and 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	03/31/07	03/31/06

Net income (loss)	$(26,079)	$5,762

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	695	695
(Increase) Decrease in accounts receivable	-	(4,188)
Increase (Decrease) in accrued expenses	500	500
Increase (Decrease) in accounts payable	-	182

Total adjustments to net income	1,195	(2,811)

Net cash provided by (used in) operating activities	(24,884)	2,951

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for assets	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid, distribution to stockholder	-	(2,948)
Cash received from stockholder	-	-

Net cash provided by (used in) financing activities	-	(2,948)

CASH RECONCILIATION

Net increase (decrease) in cash	(24,884)	3
Cash - beginning balance	40,751	40,931

CASH BALANCE END OF PERIOD	$15,867	$40,934

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

Revenue Recognition

Sales revenue:

Revenues, accounted for on a net basis, resulting from the sale of chairs are recognized when the chairs are received by the customer. The Company determines the sales price, is responsible for collecting payment from the customer, and bears the risk for product returns and the risks of non-payment. The Company generally purchases its inventory of chairs directly from its supplier at the time a customer places an order. Generally, the chairs are shipped directly from the supplier to the customer and the Company takes title to the chairs once they are shipped from the supplier. From time to time the Company does hold an inventory of chairs but prefers to purchase the chairs at the time an order is received from a customer

Vending revenues:

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

The Company used SFAS No.123, “Accounting For Stock Based Compensation,” for the year ending December 31, 2005. As required by a revision of this standard, the Company has adopted SFAS No. 123R to account for stock based compensation whereby through this adoption the Company accounts for amounts regarding stock based compensation at its expense instead of proforma results. For this transition the Company has elected the prospective method to account for the change. For the twelve months ended December 31, 2006 the exercise price of the option mentioned above was above fair market value of the stock and therefore no expense was recorded.

Estimates and adjustment-The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

2.   Related Party Transactions:

A primary shareholder, Richard Carrigan, from time to time has loaned the Company working capital in the form of a loan with no terms. The nature of these transactions is an informal agreement with the founder and primary shareholder of the Company. These amounts are used for working capital when the Company has shortfalls in cash flows. The transactions occur when the shareholder places Company expenses on his credit card and the company later reimburses the shareholder for these expenses. From time to time the Company pays cash to the shareholder in excess of the amounts owed upon which the Company records these amounts as a related party advance as these funds will be used for future reimbursements. At December 31, 2006 and December 31, 2005 the Company has related party receivables $0 and $3,721, respectively, towards expenses which are recorded as related party advances. For the interim period ending March 31, 2007, there are no related party receivables.

3.   Accounts Receivable:

The Company has balances in accounts receivable from the sale of chairs and historically has not had material amounts of bad debt write offs therefore an allowance for doubtful accounts was not established. The Company’s vending operations work on pre-paid basis and therefore have no receivables.

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During February 2007, the Company undertook a 5-for-1 forward stock split of the Corporation’s issued and outstanding shares.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$3,912
State net operating loss	1,304

Total deferred tax assets	5,216
Less valuation allowance	(5,216)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended March 31 and December 31, 2006:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview

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

Results of Operations

For the Quarter Ended March 31, 2007 and 2006

Gross Revenues

Gross revenues through March 31, 2007 were $2,249 a decrease of $15,507 from the 2006 amount of $17,756 or a decrease of 87% approximately. 100% of that decrease was related to a decrease in revenues from vending as there was no revenues from sale of chairs. In the first quarter of 2006, 100 % of the revenues derived from vending. In the first quarter of 2007, 100% of the revenues derived from vending as well.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2007 was $0 compared to $5,994 in the three months ended March 31, 2006. The decrease in cost of revenue was due to the decrease in revenues and there was no licensing fees paid in the first quarter of 2007.

Gross Profit decreased from $11,762 for the three month period ended March 31, 2006 to $2,249 for the three month period ended March 31, 2007, a decrease $9,513 or 80%. The decrease in gross profits was a result of the decrease in revenues in 2007. The company believes that the decrease in revenue represents a trend however, there is no guarantee that this trend will continue in the near future.

General and Administrative expenses increased from $6,000 for the three month period ended March 31, 2006 to $28,328 for the three month period ended March 31, 2007. This increase was due to an increase in professional fees and expenses related to the company going public including legal and accounting fees. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

Net Income

Net loss for the three months ended March 31, 2007 was $26,079 compared to net income for the three months ended March 31, 2006 of $5,762, a difference of $31,841. This increase in net loss was directly related to a decrease in our revenues and an increase in general and administrative expenses.

Our ability to achieve our business objectives is contingent upon our success in raising additional capital to enter new markets and then rely on cash flows from operations for future growth

Liquidity and Capital Resources

We raised $40,000 in a private placement in September 2004 and maintained a cash balance at March 31, 2007 of $15,867. These funds as well as our business activity will allow us to have positive cash flows for the current year. We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations.

We anticipate that future revenue will be sufficient to cover budgeted operating expenditures and offering expenses. Although we believe we have sufficient cash to meet our minimum expenses for the next 12 months, we will be unable to expand on our business unless we are successful in raising additional capital. There is no assurance we will be successful in raising the needed capital. Should we pursue additional capital investment, we expect such financing to take the form of a private placement of equity or debt. We intend to seek advice from investment professionals on how to obtain additional capital. Current assets as of March 31, 2007 were $15,867 which consisted of entirely of cash. Total current liabilities as of March 31, 2007 were $2,750, which consisted entirely of accrued expenses.

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

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)   Exhibits
31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRANT ENTERPRISES, INC.

By:	/s/ Shahin Shadmer
Shahin Shadmer,
President, Chief Executive Officer,
Chief Financial Officer, Secretary & Director

Date: May 4, 2007