Form 10QSB/A
period 2007-03-31
GRANT ENTERPRISES INC.
filed 2007-07-13
CIK 1335294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.  1 TO FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File #333-127259

GRANT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3130469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Wilshire Blvd. Suite 702 Los Angeles, California 90025	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 979-6900

233 Wilshire Blvd. Suite 960
Santa Monica CA 90401
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒                      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007: 1,400,000 shares of common stock.
EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed to amend and restate our consolidated financial statements contained in “Item 1. Financial Statements” of our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 in order to account for our 5-for1- forward stock split that was effectuated in the State of Delaware on July 12, 2007, rather than in February 2007, as previously reported.  Except as discussed above, we have not modified or updated disclosure presented in the original Quarterly Report on Form 10-QSB.  Accordingly, this Form 10-QSB/A does not reflect events that occurred after the filing of the original Quarterly Report on Form 10-QSB or modify or update those disclosures affected by subsequent events.  Accordingly, this Form 10-QSB/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the filing of the original Quarterly Report on Form 10-QSB, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Quarterly Report on Form 10-QSB.

In addition, in accordance with applicable SEC rules, this Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

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

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 per value;
10,000,000 authorized, none issued

Common Stock, $.001 par value;
Authorized: 100,000,000
Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	100,362	100,362
Retained earnings	(61,894)	(35,815)

Total Stockholder's Equity	39,868	65,947

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$42,618	$68,197

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending March 31, 2007 and 2006
(unaudited)

	03/31/07	03/31/06

REVENUE	$2,249	$17,756

COST OF SERVICES	-	5,994

GROSS PROFIT OR (LOSS)	2,249	11,762

GENERAL AND ADMINISTRATIVE EXPENSES	28,328	6,000

OPERATING INCOME	(26,079)	5,762

OTHER INCOME	-	-

NET INCOME OR (LOSS)	$(26,079)	$5,762

Earnings (loss) per share, basic and diluted	$(0.02)	$0.00

Weighted average number of common shares	1,400,000	1,400,000

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of March 31, 2007
(unaudited)

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2004	1,400,000	$1,400	$100,362	$(25,980)	$75,783

Net income (loss)				308	$308

Balance, December 31, 2005	1,400,000	$1,400	$100,362	$(25,672)	$76,090

Net income (loss)				(10,143)	(10,143)

Balance, December 31, 2006	1,400,000	$1,400	$100,362	$(35,815)	$65,947

Net income (loss)	-	-	-	(26,079)	(26,079)

Balance, March 31, 2007	1,400,000	$1,400	$100,362	$(61,894)	$39,868

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

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2007 and December 31, 2006 is as follows:

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

12.   Restatement of Financial Statements:

The Company had previously recorded a 5-for-1 forward stock split of the Corporation’s issued and outstanding shares.  Subsequent to the financial statements dated March 2007, it was determined that the stock split did not occur due to a technilca error under states law that was correct on July 12, 2007 and therefore the Company’s financial  statements for the period ending March 2007 have been restated to reflect adjustments to the equity section and earnings per share calculation.

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

Date: July 11, 2007