Form 10QSB
period 2007-06-30
GRANT ENTERPRISES INC.
filed 2007-07-31
CIK 1335294

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2007: 7,000,000 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

GRANT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(unaudited)

ASSETS

CURRENT ASSETS	06/30/07	12/31/06

Cash	$4,283	$40,751
Accounts Receivable	-	-
Prepaid Expenses	-	-

Total Current Assets	4,283	40,751

PROPERTY & EQUIPMENT

Transportation	39,140	39,140
Vending Equipment	54,831	54,831
Less: accumulated depreciation	(68,053)	(66,663)

Total Property & Equipment	25,919	27,309

OTHER ASSETS

Deposits	137	137

Total Other Assets	137	137

TOTAL ASSETS	$30,339	$68,197

CURRENT LIABILITIES

Accrued expenses	$3,250	$2,250
Loan Payable to Related Party	347	-

Total Current Liabilities	3,597	2,250

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 per value;
10,000,000 authorized, none issued	-	-

Common Stock, $.001 par value;
Authorized: 100,000,000
Issued: 1,400,000 and 1,400,000, respectively	1,400	1,400
Additional paid in capital	100,362	100,362
Retained earnings	(75,020)	(35,815)

Total Stockholder's Equity	26,742	65,947

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$30,339	$68,197

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ending June 30, 2007 and 2006
(unaudited)

	06/30/07	06/30/06

REVENUE	$3,465	$20,865

COST OF SERVICES	-	3,221

GROSS PROFIT OR (LOSS)	3,465	17,644

GENERAL AND ADMINISTRATIVE EXPENSES	42,670	14,863

OPERATING INCOME	(39,205)	2,781

OTHER INCOME	-	-

NET INCOME OR (LOSS)	$(39,205)	$2,781

Earnings (loss) per share, basic and diluted	$(0.03)	$0.00

Weighted average number of common shares	1,400,000	1,400,000

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending June 30, 2007 and 2006
(unaudited)

	06/30/07	06/30/06

REVENUE	$1,216	$6,409

COST OF SERVICES	-	527

GROSS PROFIT OR (LOSS)	1,216	5,882

GENERAL AND ADMINISTRATIVE EXPENSES	14,342	8,863

OPERATING INCOME	(13,126)	(2,981)

OTHER INCOME	-	-

NET INCOME OR (LOSS)	$(13,126)	$(2,981)

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2007
(unaudited)

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2004	1,400,000	$1,400	$100,362	$(25,980)	$75,783

Net income (loss)	-	-	-	308	$308

Balance, December 31, 2005	1,400,000	$1,400	$100,362	$(25,672)	$76,090

Net income (loss)	-	-	-	(10,143)	(10,143)

Balance, December 31, 2006	1,400,000	$1,400	$100,362	$(35,815)	$65,947

Net income (loss)	-	-	-	(39,205)	(39,205)

Balance, June 30, 2007	1,400,000	$1,400	$100,362	$(75,020)	$26,742

The accompanying notes are an integral part of these financial statements.

GRANT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2007 and 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	06/30/07	06/30/06

Net income (loss)	$(39,205)	$2,781

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Depreciation	1,390	1,390
(Increase) Decrease in accounts receivable	-	(251)
Increase (Decrease) in accrued expenses	1,000	1,000
Increase (Decrease) in accounts payable	-	-

Total adjustments to net income	2,390	2,139

Net cash provided by (used in) operating activities	(36,815)	4,920

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for assets	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid, distribution to stockholder	-	(2,491)
Cash received from stockholder	347	-

Net cash provided by (used in) financing activities	347	(2,491)

CASH RECONCILIATION

Net increase (decrease) in cash	(36,468)	2,429
Cash - beginning balance	40,751	40,931

CASH BALANCE END OF PERIOD	$4,283	$43,360

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

2.   Related Party Transactions:

A primary shareholder, Richard Carrigan, from time to time has loaned the Company working capital in the form of a loan with no terms. The nature of these transactions is an informal agreement with the founder and primary shareholder of the Company. These amounts are used for working capital when the Company has shortfalls in cash flows. The transactions occur when the shareholder places Company expenses on his credit card and the company later reimburses the shareholder for these expenses. From time to time the Company pays cash to the shareholder in excess of the amounts owed upon which the Company records these amounts as a related party advance as these funds will be used for future reimbursements. At December 31, 2006 and December 31, 2005 the Company has related party receivables $0 and $3,721, respectively, towards expenses which are recorded as related party advances. For the interim period ending June 30, 2007, there are no related party receivables and there is a related party payable of $347.

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

Stock Based Compensation:

On September 1, 2005 the Company issued an option agreement to the Company’s officer for the purchase of 200,000 shares of common stock for the purchase price of $1.00 per share that expired on March 7, 2006. These options are accounted for under Statement of Financial Accounting Standard 123R “Accounting for Stock-based Compensation”. The grant date and vesting date for these options was September 1, 2005 and at the time these options had expired, none had been exercised. The fair value of these options at the grant date and at year end was less than the exercise price of the options therefore no value was expensed in the Statement of Operations as compensation expense.

8.   Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

9. Income Taxes:

The income tax payable that was accrued for the year ended December 31, 2006 was offset by the Company’s net operating loss carryforward therefore the provisions for income tax in the income statement is $0.

For the twelve months ended December 31, 2006 the Company had an operating loss of $ 10,143 which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carryforwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derive a deferred tax asset for the twelve months ended December 31, 2006 of 2,029

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2007 the Company incurred net operating losses for tax purposes of approximately $86,460. The net operating loss carry forwards may be used to reduce taxable income through the years 2024 to 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$5,489
State net operating loss	1,736

Total deferred tax assets	7,225
Less valuation allowance	(7,225)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2007 and December 31, 2006 is as follows:

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

12.   Subsequent Events:

During the third quarter of 2007, the Company  effectuated a 5-for-1 forward stock split of the Corporation’s issued and outstanding shares.

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

Results of Operations

For the Quarter Ended June 30, 2007 and 2006

Gross Revenues

Gross revenues for the quarter June 30, 2007 were $1,216 a decrease of $5,203 from the 2006 amount of $6,409 or a decrease of  81% approximately.  100% of that decrease was related to a decrease in revenues from vending as there was no revenues from sale of chairs.  In the second quarter of 2006, 100 % of the revenues derived from vending.  In the second quarter of 2007, 100% of the revenues derived from vending as well.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2007 was $0 compared to $ 527 in the three months ended June 30, 2006.   The decrease in cost of revenue was due to the decrease in revenues.

Gross Profit decreased from $5,882 for the three month period ended June 30, 2006, 2006 to $1,216 for the three month period ended June 30, 2007, 2007, a decrease $4,666 or 80%. The decrease in gross profits was a result of the decrease in revenues in 2007. The company believes that the decrease in revenue represents a trend however, there is no guarantee that this trend will continue in the near future.

General and Administrative expenses increased from $8,863 for the three month period ended June, 2006 to $14,432 for the three month period ended June 30, 2007. This increase was due to an increase in professional fees and expenses related to the company going public including legal and accounting fees.  We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

Net Income

Net loss for the three months ended June 30, 2007 was $13,126 compared to net loss for the three months ended June 30, 2006 of $2,981, a difference of $10,145. This increase in net loss was directly related to a decrease in our revenues and an increase in general and administrative expenses.

Our ability to achieve our business objectives is contingent upon our success in raising additional capital to enter new markets and then rely on cash flows from operations for future growth.

Liquidity and Capital Resources

We raised $40,000 in a private placement in September 2004 and maintained a cash balance at June 30, 2007, 2007 of $4,283. These funds as well as our business activity will allow us to have positive cash flows for the current year. We have historically satisfied our cash requirements through revenues, short term financings, and issuance of common stock for cash. We anticipate that cash requirements will continue to increase as we continue to expend resources to build infrastructure, develop a business plan and establish a marketing network, customer support and administrative organizations.

We anticipate that future revenue will be sufficient to cover budgeted operating expenditures and offering expenses. We do not have  sufficient cash to meet our minimum expenses for the next 12 months, we will be unable to expand on our business unless we are successful in raising additional capital. There is no assurance we will be successful in raising the needed capital. Should we pursue additional capital investment, we expect such financing to take the form of a private placement of equity or debt. We intend to seek advice from investment professionals on how to obtain additional capital. Current assets as of June 30, 2007 were $4,283 which consisted of entirely of cash.  Total current liabilities as of June 30, 2007 were $3,597 which consisted mostly of accrued expenses.

On July 12, 2007 we filed an amendment to its certificate of incorporation in the state of Delaware to effectuate the 5-1 forward stock split undertaken by the Company in February 2007.  Additionally, the Board of Directors authorized an amendment to the Company’s bylaws to reflect that an action can be taken by the Company with majority written consent of the shareholders.

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

Item 3.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)         Exhibits
31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)    Reports of Form 8-K

On July 12, 2007 the Company filed a Form 8k to disclose that on July 12, 2007 (1) the Company had filed an amendment to its certificate of incorporation in the state of Delaware to effectuate the 5-1 forward stock split undertaken by the Company in February 2007 and (ii) the Board of Directors of the Company authorized an amendment to the Company’s bylaws to reflect that an action can be taken by the Company with majority written consent of the shareholders.

On July 27, 2007 the Company filed a Form 8k to disclose that on July 26, 2007 the Company had filed an amendment to its certificate of incorporation in the state of Delaware to effectuate a 0.925-for-1 reverse stock split of the Company’s common stock pursuant to an amendment to the Company’s certificate of incorporation.  As a result of the reverse stock split, the number of outstanding shares of the Company’s common stock was reduced from 7,000,000 shares to 6,475,000 shares.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRANT ENTERPRISES, INC.

By:	/s/ Shahin Shadmer
Shahin Shadmer,
President, Chief Executive Officer,
Chief Financial Officer, Secretary & Director

Date: July 31, 2007