Form 10QSB
period 2007-09-30
KeyOn Communications Holdings Inc.
filed 2007-11-14
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 333-127259

KeyOn Communications Holdings, Inc.

(Exact Name of Small Business Issuer in Its Charter)

Delaware	74-3130469
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

11742 Stonegate Circle
Omaha, Nebraska	68164
(Address of Principal Executive Offices)	(Zip Code)

(402) 998-4000

(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal

Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 14, 2007, there were 8,101,770 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Table of Contents

		Page
Part I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Balance Sheet as of September 30, 2007	2

	Condensed Consolidated Statements of Operations for the three-months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006	3

	Consolidated Statement of Stockholders’ Equity for the nine-months ended September 30, 2007	4

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2007 and 2006	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	24

Item 3.	Controls and Procedures	33

Part II	OTHER INFORMATION	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007 (UNAUDITED)

2007

ASSETS

CURRENT ASSETS:
Cash	$1,569,403
Accounts receivable, net of allowance for doubtful accounts	93,757
Prepaid expenses and other current assets	84,289
Total current assets	1,747,449

PROPERTY AND EQUIPMENT - Net	4,450,880

OTHER ASSETS
Goodwill	1,630,609
Subscriber base -net	832,749
Trademarks	16,667
Refundable deposits	73,211
Debt issuance costs - net	71,883
Other assets	—
Total other assets	2,625,119

TOTAL ASSETS	$8,823,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,309,666
Cash overdraft	46,614
Revolving line of credit	100,000
Loan payable to shareholder	—
Term loan payable - related party	3,000,000
Current portion of notes payable	163,927
Current portion of notes payable to shareholders	—
Current portion of deferred rent liability	57,007
Current portion of capital lease obligations	650,041
Deferred revenue	444,821
Total current liabilities	5,772,076

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	214,572
Notes payable, less current maturities	75,278
Notes payable to shareholders, less current maturities	—
Capital lease obligations, less current maturities	670,285
Total long term liabilities	960,135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and at December 31, 2006
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,101,770 shares issued and outstanding at September, 2007; 4,712,308 shares issued and outstanding at December 31, 2006.	8,102
Additional paid-in capital	12,985,409
Accumulated deficit	(10,902,274)
Total stockholders’ equity	2,091,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,823,448

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES:
Service and installation revenue	$1,829,891	$581,672	$5,119,460	$1,626,725
Support and other revenue	33,531	17,987	97,516	145,557

Total revenues	1,863,422	599,659	5,216,976	1,772,282

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	914,045	334,607	2,403,899	986,585
Depreciation and amortization	668,354	288,713	1,862,646	748,799
Other general and administrative expense	391,025	279,578	1,306,298	535,826
Network operating costs	673,478	186,210	1,662,310	497,136
Marketing and advertising	166,958	73,129	397,593	205,638
Installation expense	124,850	14,366	239,192	71,816
Professional fees	319,341	63,528	429,991	160,514
Stock based compensation	1,335,306	—	1,339,891	—

Total operating costs and expenses	4,593,357	1,240,131	9,641,820	3,206,314

LOSS FROM OPERATIONS	(2,729,935)	(640,472)	(4,424,844)	(1,434,032)

OTHER INCOME (EXPENSE):
Interest income	23,026	2,191	30,931	7,086
Interest expense	(159,647)	(66,717)	(460,451)	(156,041)
Minority interest in income	—	1,353	—	(238)
Total other income (expense)	(136,621)	(63,173)	(429,520)	(149,193)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,866,556)	$(703,645)	$(4,854,363)	$(1,583,225)

Net loss per common share—basic and diluted	$(0.40)	$(0.15)	$(0.81)	$(0.35)

Weighted average common shares outstanding—basic and diluted	7,217,569	4,712,308	6,001,741	4,471,791

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity

BALANCE, January 1, 2007 (see Note 1)	4,712,308	$4,712	$6,446,036	(6,047,911)	$402,837

Common Stock Issued for Cash, January 5, 2007	422,617	423	1,607,627		1,608,050
Common Stock Exchanged for Professional Services, March 31, 2007	6,861	7	26,098		26,105
Common Stock Issued for Mandatorily Converted Notes Payable, January 31, 2007	306,566	307	1,166,253		1,166,560
Warrants Granted on Mandatorily Converted Notes Payable			54,139		54,139
Warrants Granted for Debt Issuance Costs, March 31, 2007			4,586		4,586
Stock Based Compensation, March 31, 2007			4,585		4,585
Warrants Granted for Debt Issuance Costs, June 30, 2007			30,590		30,590
Exercise of $.05 Warrants, August 1, 2007	192,906	193	9,509		9,702
Exercise of $.0007 Warrants, August 1, 2007	92,055	92	(36)		56
Grant of Guaranty Warrants, July, 2007			901,566		901,566
Exercise of Guaranty Warrants, August, 2007	225,393	225	(225)		—
Stock Option Exercised, July, 2007	816	1	—		1
Grant of $.0007 Stock Options, July, 2007			181,073		181,073
Conversion of $.0007 Employee Options to Restricted Stock, August, 2007	640,496	640	(640)		—
Common Stock Issued for Professional Services, August 9, 2007	50,000	50	199,950		200,000
Common Stock Issued for Cash, August 9, 2007	551,750	552	2,087,948		2,088,500
Grant Enterprise Merger Shares	900,001	900	(900)		—
Stock Option Compensation Expense, September 30, 2007			256,644		256,644
Warrant Granted for Debt Issuance Costs, September 30, 2007			10,606		10,606

Net loss	—	—	—	(4,854,363)	(4,854,363)

BALANCE, September 30, 2007	8,101,770	$8,102	$12,985,409	$(10,902,274)	$2,091,237

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATIONS:
Net loss	$(4,854,363)	$(1,583,225)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,625,243	748,799
Amortization expense on customer lists	219,514	—
Amortization expense on debt issuance costs	17,889	—
Stock based compensation expense	1,339,891	—
Warrant expense on convertible debt	54,139	—
Professional services in exchange for stock	226,105	—
Minority interest	—	238
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,219)	(17,340)
Prepaid expenses and other current assets	33,659	(12,270)
Refundable deposits	(7,592)	(40,159)
Other assets	36,761	—
Accounts payable and accrued expenses	616,195	114,468
Deferred rent liability	6,579	—
Deferred revenue	(18,287)	51,908

Net cash flows from operations	(707,486)	(737,581)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(339,044)	(144,379)
Acquisition of SpeedNet	(3,458,255)	—

Net cash flows from investing activities	(3,797,299)	(144,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash overdraft	—	21,737
Payment for stock dividend payable	—	(11,222)
Payment on cash overdraft	(17,246)	—
Payments on loans payable to shareholder	(160,000)	—
Proceeds from term note payable	3,000,000	18,000
Payments on notes payable	(27,695)	(7,070)
Proceeds from notes payable	102,988	—
Payments on capital lease obligations	(509,841)	(133,484)
Proceeds from notes payable to shareholders	—	850,000
Payments on notes payable to shareholders	(25,000)	(10,000)
Proceeds from stock issuance	3,706,292	—

Net cash flows from financing activities	6,069,498	727,962

NET INCREASE/ (DECREASE) IN CASH	1,564,713	(153,998)

CASH - Beginning of period	4,690	187,205

CASH - End of period	$1,569,403	$33,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquistion - SpeedNet:
Accounts receivable	73,197	—
Prepaid assets	109,913	—
Goodwill	1,282,052	—
Subscriber Base	916,301	—
Trademark	16,667	—
Property and equipment	1,927,125	—
Accounts payable and accrued expenses	(180,846)	—
Deferred Revenue	(431,912)	—
Capital lease obligations	(254,242)	—
	$3,458,255	$—

Acquisition - Minority Interest	$—	$238
Stock Acquisition - Pocatello	$—	$912,700
Stock issued to shareholders for notes payable	$1,065,999	$—
Stock issued to shareholders for notes payable interest	$100,561	$—
Common stock exchange for professional services	$226,105	$—
Warrants for debt issuance costs	$45,782	$—
Warrant granted for debt converted to stock	$54,139	$—
Stock based compensation	$1,339,891	$—
Deferred rent liability for tenant improvement	$265,000	$—
Capital lease obligations for property and equipment	$587,612	$834,782

Cash payments for:
Interest	$381,878	$123,469

Tax	$—	$—

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC.

AND RELATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Nature of Business

On August 9, 2007, KeyOn Communications, Inc. (“KeyOn”) became a publicly-traded company by virtue of a Merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with minimal operations (the “Merger”).  In connection with the Merger, 900,001 shares of Grant remained outstanding and all other outstanding shares of Grant were cancelled.  Also, in connection with the Merger, Grant issued 6,650,069 shares of its common stock for all of the outstanding shares of common stock of KeyOn.  Upon closing of the Merger, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant.  All pre-merger assets and liabilities of Grant were split -off from Grant following the Merger, leaving KeyOn’s business as the surviving operations of Grant.  As a result of the transaction, the former owners of KeyOn became the controlling stockholders of Grant and Grant changed its name to KeyOn Communications Holdings, Inc. (the “Company”).  Accordingly, the merger of KeyOn and Grant is a reverse merger.  Effective on August 9, 2007, and for all reporting periods thereafter, the operating activities of KeyOn Communications Holdings, Inc., including any prior comparative period, will include only those of KeyOn.  All references to shares and per share amounts in the accompanying financial statements have been restated to reflect the aforementioned share exchange. Furthermore, unless the context requires otherwise, references hereafter to “KeyOn” and the “Company” for periods prior to the Merger refer to KeyOn Communications, Inc., a private Nevada Corporation that is now a wholly owned subsidiary, and references to “KeyOn” and the “Company” for periods following the Merger refer to KeyOn Communications Holdings, Inc., a publicly traded Delaware corporation.

On October 26, 2007, the Company effectuated a 1-for-2 reverse stock split (the “Reverse Split”) of its common stock. Pursuant to the Reverse Split, every two (2) shares of the Company’s issued and outstanding common stock was reclassified and combined into one (1) whole post-split share of the common stock. No fractional shares were issued in connection with the Reverse Split. Stockholders who were entitled to a fractional post-split share received in lieu thereof one (1) whole post-split share.  All shares of stock, warrants and options contained within these financial statements reflect this reverse split.

KeyOn Communications, Inc. was incorporated on December 16, 2004, under the laws of the State of Nevada.  The Company provides wireless broadband and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States.  Our markets are located in eleven (11) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas.  The Company has seven wholly-owned organizations (in combination referred to as the “related entities”):  KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC.

KeyOn Communications, LLC (KeyOn LLC), a wholly-owned limited liability operating entity of the Company, was organized on February 26, 2002 under the laws of the State of Nevada, to serve a market located in Las Vegas, Nevada and its surrounding areas with wireless broadband services.  It will continue its operations until February 26, 2502 or until dissolved, if sooner.

KeyOn Pahrump, LLC (Pahrump), a wholly-owned limited liability operating entity of the Company, was organized on September 26, 2003 under the laws of the State of Nevada, to serve a market located in Pahrump, Nevada and its surrounding areas with a wireless broadband service as previously described.  It will continue its operations until September 26, 2503 or until dissolved, if sooner.

KeyOn SIRIS, LLC (SIRIS), a wholly-owned limited liability operating entity of the Company, was organized on June 16, 2005 under the laws of the State of Nevada, to serve markets KeyOn acquired in June 2005 located in southern Iowa with a wireless broadband service as previously described.  It will continue its operations until June 16, 2505 or until dissolved, if sooner.

KeyOn Grand Junction, LLC (Grand Junction), a wholly-owned limited liability operating entity of the Company, was organized on May 31, 2005 under the laws of the State of Nevada, to serve a market located in Grand Junction, Colorado and its surrounding areas with a wireless broadband service as previously described.  It will continue its operations until May 31, 2505 or until dissolved, if sooner.

KeyOn Idaho Falls, LLC (Idaho Falls), a wholly-owned limited liability operating entity of the Company, was organized on May 31, 2005 under the laws of the State of Nevada, to serve a market located in Idaho Falls, Idaho and its surrounding areas with a wireless broadband service as previously described.  It will continue its operations until May 31, 2505 or until dissolved, if sooner.

KeyOn Pocatello, LLC (Pocatello), a wholly-owned limited liability operating entity of the Company, was organized on May 31, 2005 under the laws of the State of Nevada to serve a market located in Pocatello, Idaho and its surrounding areas with a wireless broadband service as previously described.  It will continue its operations until May 31, 2505 or until dissolved, if sooner.

KeyOn SpeedNet, LLC (SpeedNet LLC), a wholly-owned limited liability operating entity of the Company, was organized on June 27, 2006 under the laws of the State of Nevada.  It served as an acquisition subsidiary in the acquisition of SpeedNet.  SpeedNet LLC houses the previous operations of SpeedNet, including wireless broadband markets operating the states of Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Ohio, South Dakota, and Texas.  It will continue its operations until June 27, 2506 or until dissolved, if sooner.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006 not misleading. The unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2007, should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005 as contained in the Form 8K filed on August 10, 2007.

Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used, and such variances could be significant.

Revenue Recognition

The Company prepares its financial statements on the accrual method of accounting.  Under this basis, income is recognized when earned, and expenses are generally recognized when incurred. The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided.  The services are subscribed to for the periods of either annual, two year or by month-to-month contracts and are generally billed monthly, quarterly, semiannually or annually in advance.  Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at time of installation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents.

Acquisition Costs and Intangible Assets

Acquisition costs, which may include certain intangible assets, are capitalized as incurred as part of the related investment.  Once a potential acquisition is identified as no longer attainable, such costs are charged to expense.

Intangible assets, including goodwill, are accounted for under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142”).  Under SFAS 142, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets.  Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives.  Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset.  In addition, this review also includes the net carrying value of amortizable intangible assets.  If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations.

Deferred Revenues

Payments received in advance for subscriptions are deferred and recognized as the services are provided.  The amount of revenue that was deferred was $444,821 at September 30, 2007.

Reclassifications

Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial presentation.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the nine months ended September 30, 2007.

As single-member limited liability companies, KeyOn LLC, Pahrump, SIRIS, Grand Junction, Idaho Falls, Pocatello and SpeedNet LLC are not taxed as separate entities for federal income tax purposes.  Rather, these organizations’ taxable items of income, deduction, loss, and credit are included with the federal income tax return of the Company.  Accordingly, the members separately account for their share of the organization’s income, deductions, losses and credits.  Therefore, no separate provision for income tax expense or benefit has been recognized in the accompanying consolidated financial statements for these related entities, but was considered for KeyOn as part of its SFAS 109 reporting requirement.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”).  SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values.  The Company recorded total stock-based compensation of $1,339,891 for the nine months ended September 30, 2007.  No stock-based compensation was recorded for the nine months ended September 30, 2006.  For the three months ended September 30, 2007, $1,335,306 of stock-based compensation was recorded.  No stock-based compensation was recorded for the three months ended September 30, 2006.

Consolidation Policy

The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows, referred to as “KeyOn Communications Holdings, Inc.,” includes the accounts of KeyOn Communications, LLC, KeyOn Pahrump, LLC, KeyOn SIRIS, LLC, KeyOn Grand Junction, LLC, KeyOn Idaho Falls, LLC, KeyOn Pocatello, LLC, and KeyOn SpeedNet LLC (as of February 1, 2007) all of which are under common ownership. Intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination, Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008.  The Company is currently in the process of evaluating the effects of adopting FIN 48 and the impact of adoption on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

Note 3 – Equipment

Equipment at September 30, 2007, consisted of the following:

9/30/2007

Subscriber equipment	$4,669,013
Fixed wireless tower site equipment	2,423,106
Software and consulting costs	426,082
Computer and office equipment	409,316
Vehicles	240,764
Leasehold improvements	310,740
8,479,021
Less: accumulated depreciation and amortization	(4,028,141)

Fixed assets - net	$4,450,880

Depreciation expense for the three months ended September 30, 2007 and 2006 was $567,921 and $288,713 respectively.  Depreciation for the nine months ended September 30, 2007 and 2006 was $1,625,242 and $460,086, respectively.

Note 4 – Intangible Assets

Intangible assets at September 30, 2007, consisted of the following:

9/30/2007

Goodwill	$1,630,609
Subscriber base	1,064,624
Debt issuance cost	99,330
Trademark	16,667
2,811,230
Less: accumulated amortization	(259,321)

Intangible assets - net	$2,551,909

Amortization expense for the three months ended September 30, 2007 was $100,432.  No amortization was recorded in during the first three months ended September 30, 2006.  Amortization for the nine months ended September 30, 2007 was $237,203.  No amortization was recorded for the nine months ended September 2006.

Estimated amortization expense for future fiscal years is as follows:

2007	$89,933
2008	359,733
2009	357,118
2010	46,642
2011	21,189
Thereafter	30,018
$904,633

Note 5 – Line of Credit and Other Debt

On January 30, 2007, in connection with the acquisition of SpeedNet, the Company entered into a $3,000,000 secured commercial loan agreement with a lending institution (the “Loan”).  A shareholder in the Company is also a minority shareholder and Board member of the lending institution.  The shareholder did abstain from voting on this transaction in the bank board loan committee as is required under the banking regulations.  The Loan is guaranteed by two shareholders of the Company, one being an officer of the Company as well. The Loan has an interest rate of prime +1% with an initial interest rate of 9.25% and matured on July 30, 2007 with a six (6) month extension option.  The interest is payable upon maturity or every six months if the loan is extended.  On or around July 30, 2007, KeyOn exercised its extension option on the Loan, extending the maturity to January 30, 2008.

The Company holds a line of credit loan for $100,000 with Sun West Bank.  The line of credit agreement was entered into on December 18, 2006.  The line is a variable rate revolving line of credit loan for $100,000 due upon demand.  The interest rate is the base rate plus an added margin rate of 3%.  The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of September 30, 2007 was 11%.  The interest on the line of credit is paid monthly.

Notes payable	9/30/2007

7.0% note payable to Teletronics International, Inc., payable in monthly payments of $4,000 including interest, through December 2007, collateralized by equipment	$14,440
Note and loan payable for professional services non-interest bearing	121,736
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	74,510
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	28,519
239,205
Less current portion	(163,927)

Long term portion	$75,278

Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2007:

2007	$142,900
2008	28,317
2009	30,736
2010	29,578
2011	7,675
Thereafter	—

$239,205

On or about May 22, 2006, the Company raised debt financing in the form of Senior Unsecured Convertible Promissory Notes (“Convertible Notes”) totaling $1,065,999.  On February 1, 2007, the Convertible Notes together with $100,561 of accrued interest converted into 306,570 shares of common stock together with 45,970 warrants to purchase common stock.  The warrant expense on these warrants recognized in Q1 2007 is $54,139.

On or about September 24, 2007, the Company paid the notes payable outstanding to a shareholder for $25,000.

Note 6 - Operating and Capital Leases

The Company has existing capital lease financing relationships with certain parties.  In connection with an existing capital lease relationship with two institutions, the Company has drawn down an additional $215,652 in the three months ended September 30, 2007 and $587,612 in the nine months ended September 30, 2007.

The Company and its related entities lease equipment under various capital leases expiring in 2008 through 2011.  In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for an additional 10 years.  Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms.  The total amount of fixed assets capitalized through leasing is $2,318,512 as of September 30, 2007.

Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2007:

2007	$238,942
2008	782,552
2009	391,018
2010	147,284
2011	26,496
Total mimimum lease payments	1,586,292
Less amounts representing interest	265,966
1,320,326

Less current portion	(650,041)

Long term capital lease obligations	$670,285

Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2007:

2007	$250,540
2008	789,150
2009	701,426
2010	563,926
2011	333,235
Thereafter	193,886

$2,832,163

The total rental expense included in operating expenses for operating leases included above is $267,629 and $114,808 for the three months ended September 30, 2007 and September 30, 2006, respectively and $759,322 and $344,261 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Note 7 - Related Party Transactions

Related parties that entered into transactions with the Company include officers and stockholders.  Transactions with related parties as of September 30, 2007:

9/30/2007

Term loan payable (see also Note 5)	$3,000,000

Note 8 - Business Combinations

On October 31, 2006, the Company entered into a definitive purchase agreement to acquire substantially all of the assets of SpeedNet Services, Inc. (“SpeedNet”), including subscriber contracts, accounts, and fixed assets, and assume certain operating liabilities. Headquartered in Omaha, Nebraska, SpeedNet is a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States.  On January 31, 2007, through a wholly owned subsidiary, KeyOn SpeedNet LLC (SpeedNet LLC) purchased the assets for $3,458,255 in cash, with certain adjustments to the purchase price for working capital, deferred revenue and the assumption of certain capital lease obligations.  The purchase allocation is categorized as follows:

Accounts receivable	$73,197

Prepaid expenses	109,913

Accounts payable	(180,846)

Capital lease obligations assumed	(254,242)

Deferred subscription revenue	(431,912)

Fixed assets at fair market value	1,927,125

Trademark	16,667

Customer list	916,301

Goodwill	1,282,052

Purchase Price - SpeedNet	$3,458,255

KeyOn’s purchase price for SpeedNet was in excess of the estimated fair market value of SpeedNet’s fixed assets and KeyOn’s assessment of value of the customer base at the time of purchase.  KeyOn’s purchase price reflects a premium to the fair market value of these assets as a result of the potential for customer growth using the strong brand name of SpeedNet throughout the Midwest.  Also, KeyOn expects to realize additional margin enhancement on a prospective basis as certain duplicative expenses, such as personnel, can be eliminated and other operating expenses, such as internet bandwidth, can be decreased due to the increased scale of combined operations.  KeyOn’s internal valuation and forecast for the SpeedNet business under KeyOn’s management took into account these additional tangible and intangible factors which resulted in a higher purchase price than the fair market value of the assets.

The financial results for the nine months ended September 30, 2007 for KeyOn Communications Holdings, Inc. include eight months of operations from KeyOn SpeedNet, LLC.  The year to date 2007 reflected on a pro forma basis by adding in the January 2007 SpeedNet Services, Inc financial results is reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	for the nine months ended September 30, 2007
	KeyOn	Jan 2007 SpeedNet Services		Adjustments	Pro forma
TOTAL REVENUES	$5,216,976	$482,435		$—	$5,699,411
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	1,862,646	170,567	c	(50,228)	1,982,985
TOTAL OPERATING COSTS AND EXPENSE	9,641,820	710,670	(a),(b),(c),(d)	(1,813,632)	8,538,858
LOSS FROM OPERATIONS	(4,424,844)	(228,235)		1,813,632	(2,839,447)
TOTAL OTHER INCOME (EXPENSE):	(429,520)	(18,869	)(e)	14,651	(433,738)
NET LOSS	$(4,854,363)	$(247,104)		$1,828,283	$(3,273,185)

(a).       $192k, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimination of executive’s salary for January

(b).      $1,539k, Elimination of one time other non-cash expenses in Q3 2007

(c).       $50k, Depreciation adjustment for January for new fair market valuation of assets

(d).      $32k, Adjustment for one quarter rent due to relocation into a smaller facility in Q2 2007

(e).       $15k, Adjustment of interest charged on SpeedNet Services other debt that is not a liablity under KeyOn SpeedNet

The financial results for the year ended December 31, 2006, for KeyOn Communications Holdings, Inc. do not include of operations with KeyOn SpeedNet, LLC. The financials for the year ended December 31, 2006,  reflected on a pro forma basis by adding in the financials for the year ended December 31, 2006 SpeedNet Services, Inc., financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS  (Unaudited)

	for the year ended December 31, 2006
	KeyOn	SpeedNet		Adjustments	Pro forma
TOTAL REVENUES	$2,430,830	$5,203,296		$—	$7,634,126
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	1,063,881	2,373,167		—	3,437,048
TOTAL OPERATING COSTS AND EXPENSES	4,330,676	7,154,244	(a),(b),(c),(d)	(588,212)	10,896,708
LOSS FROM OPERATIONS	(1,899,846)	(1,950,948)		588,212	(3,262,582)
TOTAL OTHER INCOME (EXPENSE)	(306,528)	(658,924	)(e)	331,732	(633,720)
NET LOSS	$(2,206,374)	$(2,609,872)		$919,944	$(3,896,303)

(a).       $174k reduction in executive compensation and bonuses

(b).      $225k—20% reduction in data transmission costs due to new contracts

(c).       $84k reduction in professional fees due to acquisition expenses

(d).      $105k reduction in rent due to move/consolidation

(e).       $332k reduction in interest paid for debt in SpeedNet Services

The financial results for the quarter ended September 30, 2006, for KeyOn Communications Holdings, Inc. do not include of operations with KeyOn SpeedNet, LLC.

The financials for the quarter ended September 30, 2006,  reflected on a pro forma basis by adding in the financials for the quarter ended September 30, 2006 SpeedNet Services, Inc., financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS  (Unaudited)

	for the three months ended September 30, 2006
	KeyOn	SpeedNet		Adjustments	Pro forma
TOTAL REVENUES	$599,659	$1,329,412		$—	$1,929,071
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	288,713	572,859		—	861,572
TOTAL OPERATING COSTS AND EXPENSES	1,240,131	1,773,553	(a),(b),(c)	(191,500)	2,822,184
LOSS FROM OPERATIONS	(640,472)	(444,142)		191,500	(893,114)
TOTAL OTHER INCOME (EXPENSE)	(63,819)	(189,441)		—	(253,260)
NET LOSS	$(704,291)	$(633,583)		$191,500	$(1,146,374)

(a).       $113k—20% reduction in data transmission costs due to new contracts

(b).      $34k reduction in professional fees due to acquisition expenses

(c).       $45k reduction in rent due to move/consolidation

The financial results for the three quarters ended September 30, 2006, for KeyOn Communications Holdings, Inc. do not include of operations with KeyOn SpeedNet, LLC. The financials for three quarters ended September 30, 2006,  reflected on a pro forma basis by adding in the financials for three quarters ended September 30, 2006 SpeedNet Services, Inc., financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS  (Unaudited)

	for the nine months ended September 30, 2006
	KeyOn	SpeedNet		Adjustments	Pro forma
TOTAL REVENUES	$1,772,282	$3,930,752		$—	$5,703,034
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	748,799	1,833,698		—	2,582,497
TOTAL OPERATING COSTS AND EXPENSES	3,206,314	5,470,132	(a),(b),(c)	(191,500)	8,484,946
LOSS FROM OPERATIONS	(1,434,032)	(1,539,380)		191,500	(2,781,912)
TOTAL OTHER INCOME (EXPENSE)	(147,133)	(537,795	)d	315,980	(368,948)
NET LOSS	$(1,581,165)	$(2,077,175)		$507,480	$(3,150,860)

(a).       $113k—20% reduction in data transmission costs due to new contracts

(b).      $34k reduction in professional fees due to acquisition expenses

(c).       $45k reduction in rent due to move/consolidation

(d).      $316k reduction in interest paid for debt in SpeedNet Services

Note 9 - Capital Stock, Stock Based Compensation, and Warrants

On December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expenses related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

Common Shareholders’ Equity

On August 9, 2007, KeyOn became a publicly-traded company by virtue of a merger with Grant, whereby a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split off from Grant leaving KeyOn’s business as the surviving operations of Grant. Concurrent with the merger, Grant raised $2,088,500 (net of $118,500 in offering costs) with the sale of 551,750 shares of common stock in an equity offering.

Grant subsequently changed its name to KeyOn Communications Holdings, Inc. (“KeyOn Holdings”) and KeyOn and its subsidiaries became wholly owned subsidiaries of KeyOn Holdings. KeyOn Holdings’ shares are listed on the OTC Bulletin Board under the symbol “KEYO”. After accounting for the merger and the equity financing, KeyOn Holdings had 8,101,770 shares outstanding.

The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. As of September 30, 2007, 8,101,770 shares were issued and outstanding.

In connection with the acquisition of SpeedNet, the Company raised both equity and debt capital for the purchase and for general working capital purposes. On or about January 31, 2007, KeyOn raised an aggregate of $1,608,050 in the sale of 422,617 shares of common stock. On January 31, 2007, 306,566 shares of common stock together with, 45,967 warrants to purchase common stock were issued in connection with the conversion of the Company’s Senior Unsecured Promissory Notes (Note 5).

Common stock of 6,861 shares valued at $3.80 per share was issued on March 22, 2007, for payment of professional services performed by a third party. Common stock of 50,000 shares valued at $4.00 per share was issued on July 30, 2007, for the payment of professional services performed by a third party.

Preferred Shareholders’ Equity

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 for each share. As of September 30, 2007, no shares of preferred stock were issued and outstanding.

Warrants

The Company has 632,345 common stock warrants outstanding and exercisable as of September 30, 2007 with a warrant strike price ranging from $3.31 to $6.70 and an average price of $4.92 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2006, a total of 492,342 warrants to purchase shares of our common stock were outstanding and exercisable. A total of 650,537 warrants were issued during the nine months ended September 30, 2007. The cost of $46,682 for these warrants granted was capitalized as debt issuance costs. No shares were forfeited during the nine months ended September 30, 2007. No warrants were exercised until the three months ended September 30, 2007 at which time, 510,534 shares were exercised at an average exercise price of $.02 per share. The cash amount paid to the Company was $9,758 in exercising the warrants for 285,141 warrants and a cashless exercise for 225,393 warrants. The amount expensed in the third quarter of 2007 was $901,566 as compensation expense for 225,393 warrants and $9,096 as amortization of debt issuance costs. The amount expensed in the first three quarters of 2007 is $901,566 as compensation expense and $17,889 as amortization of debt issuance costs.

Stock Option Plans

In June 2006, we adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options to purchase up to 1,250,000 shares of our common stock to current employees, officers, directors, consultants and advisors. These option shares are subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or capital structure. The 2006 Plan expires in July 2015, ten years after its adoption. The 2006 Plan was created both to replace KeyOn Communications LLC’s stock option plan (canceled in February 2006) and to authorize new options for issuance.

The 2006 Plan provides for non-qualified stock options. The Board of Directors authorizes an Administrator to provide oversight and make decisions regarding the administration of the Plan. The Administrator has the authority to set vesting schedules, payment terms and other provisions for each grant. Options granted under the Plan generally vest over four years at a rate of 25% after year one and then equally on a monthly basis over the next three years from the date of grant. No stock appreciation rights were granted under the Plan. As of September 30, 2007, 679,100 options are outstanding. As of December 31, 2006, 672,145 options were outstanding. For the nine months ended September 30, 2007, 685,715 options were granted and 38,264 were forfeited. Compensation expense recorded on stock options for the three months ended September 30, 2007 totaled $433,740 and for the nine months ended September 30, 2007 totaled $438,325. During the three months ended September 30, 2007, all employee options, totaling 640,496 shares, at the $.0007 strike price were converted to common stock shares. The range of strike price per outstanding option is $2.48 to $8.16 and the weighted average strike price is $2.95 per share.

Note 10 – Commitments and Contingencies

The Company currently is a party to a litigation against one of the Company’s wholly-owned subsidiaries (KeyOn Communications, LLC “LLC”), in connection with certain services provided to LLC by the claimant in 2005 which were only partially paid by LLC. The claimant seeks the payment of certain unpaid invoices. The Company asserts that such performance of services was unsatisfactory and/or fraudulent and has filed a counter claim seeking unspecified damages. The Company believes it will prevail in this action, but has reserved the amount demanded by the claimant as of 2005.

The Company anticipates the payment of bonuses to certain members of the executive management team and other managers in 2008 for services directly connected with the Company’s 2007 equity fund raising initiatives. The bonuses are contingent upon the success of the equity fund raise.

Note 11 - Subsequent Events

Acquisition of MicroLnk, LLC

On October 22, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of MicroLnk, LLC, a Nebraska limited liability company (“MicroLnk”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) entered into by and between the Company and MicroLnk on October 18, 2007. The assets acquired relate to MicroLnk’s business of operating a wireless communications network that provides high-speed Internet access and other related services to both residential and commercial subscribers in Nebraska and Iowa. As consideration for these acquired assets, the Company paid MicroLnk $659,981 in cash.

Reverse Stock Split

On October 26, 2007, the Company effectuated a 1-for-2 reverse stock split (the “Reverse Split”) of its common stock. Pursuant to the Reverse Split, every two (2) shares of the Company’s issued and outstanding common stock was reclassified and combined into one (1) whole post-split share of the common stock. No fractional shares were issued in connection with the Reverse Split. Stockholders who were entitled to a fractional post-split share received in lieu thereof one (1) whole post-split share.

Bridge Loan Financing

On November 6, 2007, the Company entered into a Bridge Note Purchase Agreement with a lender, pursuant to which the lender committed to advance the Company up to $750,000 in exchange for a promissory note that bears interest at the rate of 5% per annum. The maturity date for this promissory note is the earlier of November 6, 2008 or the consummation of a transaction, or series of related transactions, in which the Company sells shares of its capital stock or securities convertible into shares of capital stock in exchange for aggregate gross proceeds of at least $5,000,000. As of November 7, 2007, the Company had not drawn down any funds under this promissory note.

In connection with this Bridge Note Purchase Agreement the Company issued the lender a five-year warrant to purchase up to 93,750 shares of common stock at an initial exercise price equal to the greater of $6.70 per share or the price per share of its common stock is sold to investors in any transaction, or series of related transactions, in which the Company sells shares of its capital stock or securities convertible into shares of capital stock on or before December 31, 2007 in exchange for aggregate gross proceeds of at least $5,000,000.

Filing of Registration Statement

On October 5, 2007, the Company filed a Form SB-2 Registration Statement with the Securities Exchange Commission under the Securities Act of 1933. Pursuant to this Registration Statement, the Company intends to issue a minimum of $30 million of our common shares. On November 7, 2007, the Company filed an amended SB-2 Registration Statement.

Appointment of Executive Officer

On or around October, 30, 2007, the Company hired Sid Ganju as the Executive Vice President of Corporate Development and Strategy. Mr. Ganju has been hired as an at will employee with a base annual compensation of $220,000, an annual bonus potential of 80%, and 250,000 options at a strike price of fair market value on his date of hire.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Recent Events

Prior to August 9, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On August 9, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, KeyOn Communications, Inc., with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of KeyOn Communications, Inc. as our sole line of business. For financial reporting purposes, KeyOn Communications, Inc., and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of KeyOn Communications, Inc. and do not include our historical financial results. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $2,207,000 of units consisting of common stock and warrants, were expensed as incurred.

On October 26, 2007, we effectuated a 1-for-2 reverse split of our common stock. As a result of this reverse stock split, every two shares of our issued and outstanding common stock as of the close of business on October 26, 2007, were reclassified and combined into one whole share of common stock.

Overview

We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP services to both residential and business subscribers. In January 2007, we acquired substantially all of the assets of SpeedNet Services, Inc., a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Including the operations of SpeedNet Services, Inc., our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. On June 1, 2006, we acquired the assets of an operational market located in Pocatello, Idaho for stock. The Pocatello market was acquired from Freemont Broadband, LLC, a subsidiary of Fairpoint Communications, Inc., a leading rural local exchange carrier. Finally, in June 2005, we acquired substantially all of the assets of Southern Iowa Regional Internet Services, LC, or SIRIS, for cash. Our results for the year ended 2006 include a full year of operations from SIRIS and 7 months of operations from the Pocatello market.

Characteristics of Our Revenues and Operating Costs and Expenses

We offer our services under annual, two-year or month-to-month service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense and general and administrative expenses. Payroll expenses consist of personnel costs, including salaries, employer taxes and bonuses across our functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff.

Network operating costs are comprised of costs directly associated with providing our services including tower rent, circuits to transport data to the Internet termination point and Internet termination bandwidth. Fluctuations with network expenses occur when additional rent associated with adding new towers, whether initiated by us or assumed by us in an acquisition, transpire. The increase in our customer base also requires additional purchases of Internet transport and termination bandwidth.

Marketing and advertising expenses primarily consist of the direct marketing and advertising costs. Professional fees relate to legal, accounting and consulting and recruiting resources that we utilize periodically in the normal course of doing business. General and administrative expenses primarily consist of the support costs of our operations, such as costs related to office real estate leases, company insurance, travel and entertainment, banking and credit card fees, taxes and vehicle leases.

Results of Operations

Three-Month Period Ended September 30, 2007 Compared to the Three-Month Period Ended September 30, 2006

Revenues.  During the three-month period ended September 30, 2007, we recognized revenues of $1,863,422, as compared to revenues of $599,659 during the three-month period ended September 30, 2006, representing an increase of approximately 211%. This increase was primarily the result of customer growth associated with our acquisition of SpeedNet Services, Inc. as well as organic customer growth. Specifically, our acquisition of SpeedNet Services, Inc. accounted for 95% of this increase and organic growth accounted for 5%.

Operating Loss.  Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $4,593,357 for the three-month period ended September 30, 2007, as compared to $1,240,131 for the three-month period ended September 30, 2006, representing an increase of approximately 270%. This increase was partially due to our acquisition of SpeedNet Services, Inc. and the resulting increased costs associated with running the expanded operations. Another contributing factor for our increased operating loss was the incurrence of $1,539,283 for non-cash expenses, including stock-based and warrant compensation expense and stock granted for professional services. Normalized operating expenses without these one time expenses would have been $3,054,074 for the three-month period ended September 30, 2007, as compared to $1,240,131 for the three-month period ended September 30, 2006, representing an increase of 146%. Our actual unadjusted operating loss margin declined by 40 percentage points from a total operating loss $2,729,935 for the three-month period ended September 30, 2007, as compared to a total operating loss of $640,472 for the three-month period ended September 30, 2006. By removing the one time non-cash expenses of $1,539,283, our normalized operating loss margin improved by 43 percentage points from a total normalized operating loss of $1,190,052 for the three-month period ended September 30, 2007, as compared to a total normalized operating loss of $640,472 for the three-month period ended September 30, 2006. This improvement in operating margin is the result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale associated with our acquisition of SpeedNet Services, Inc.

Payroll, Bonuses and Taxes.  Payroll bonuses and taxes totaled $914,045 for the three-month period ended September 30, 2007, as compared to $334,607 for the three-month period ended September 30, 2006, representing an increase of approximately 173%. This increase was primarily due to incremental variable staff additions, such as customer service representatives and installers needed to service the expanded customer base associated with our acquisition of SpeedNet Services, Inc. However, duplicative executive management positions resulting from this acquisition were eliminated.

Depreciation and Amortization.  Depreciation and amortization expenses totaled $668,354 for the three-month period ended September 30, 2007, as compared to $288,713 for the three-month period ended September 30, 2006, representing an increase of approximately 131%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with our acquisition of SpeedNet Services, Inc.

Other General and Administrative Expenses.  Other general and administrative expenses totaled $391,025 for the three-month period ended September 30, 2007, as compared to $279,578 for the three-month period ended September 30, 2006, representing an increase of approximately 40%. This increase resulted from growth associated with our acquisition of SpeedNet Services, Inc. and costs related with our August 9, 2007 reverse merger. Specifically, integrating SpeedNet Services, Inc.’s business with ours and moving our corporate headquarters to Omaha, Nebraska during this period accounted for the majority of the increase in general and administrative expenses during the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. On the other hand, costs relating to our August 9, 2007 reverse merger, such as travel, postage, printing and other general and administrative expenses, accounted for approximately 7% of the increase.

Network Operating Costs.  Network operating costs, which consist of tower rent, local loop costs and Internet termination expense, totaled $673,478 for the three-month period ended September 30, 2007, as compared to $186,210 for the three-month period ended September 30, 2006, representing an increase of approximately 262%. The additional network footprint and increased customer bases associated with our acquisition of SpeedNet Services, Inc. accounted for 90% of this increase, while organic growth and an overall increase in network operating costs accounted for 10%.

Marketing and Advertising Expenses.  Marketing and advertising expenses totaled $166,958 for the three-month period ended September 30, 2007, as compared to $73,129 for the three-month period ended September 30, 2006, representing an increase of approximately 128%. This increase was primarily due to our emphasis on organic growth across all of our markets. With the additional network footprint associated with our acquisition of SpeedNet Services, Inc., we have the ability to market to a greater number of potential subscribers. As a percentage of revenue, our marketing costs were 9% for the three month period ended September 30, 2007, as compared to 12% for the three month period ended September 30, 2006.

Installation Expense.  Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses to the installation site, totaled $124,850 for the three-month period ended September 30, 2007, as compared to $14,366 for the three-month period ended September 30, 2006, representing an increase of approximately 769%. Much of this increase in installation expense was attributable to a 96% increase in installation volume during the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. Our acquisition of SpeedNet Services, Inc. accounted for 72% of this increase in installation volume and organic growth accounted for 24%.

Professional Fees.  Professional fees, which consist of legal, accounting, and other related expenses, totaled $319,341 for the three-month period ended September 30, 2007, as compared to $63,528 for the three-month period ended September 30, 2006, representing an increase of approximately 403%. Specifically, legal fees associated with our August 9, 2007 reverse merger accounted for 79% of this increase in professional fee costs, while non-cash investor relations services directly related our August 9, 2007 reverse merger accounted for 315%. All other professional fees increased 9% due to our acquisition of SpeedNet Services, Inc.

Stock-Based and Warrant Compensation.  Stock-based and warrant compensation total $1,335,306 for the three-month period ended September 30, 2007. No stock-based compensation was expensed for the three-month period ended September 30, 2006. Warrants were granted during the three-month period ended September 30, 2007 to an executive officer and director as compensation for guarantying our obligations under our $3,000,000 promissory note to Sun West Bank. The expense recorded for these warrants granted was $901,566. Stock-based compensation for stock options issued under our option plan totaled $433,740 for the three-month period ended September 30, 2007.

Other Income and Expense.  We incurred other income and expense of $136,621 for the three-month period ended September 30, 2007, as compared to $63,173 for the three-month period ended September 30, 2006, representing an increase of 116%. This increase resulted primarily from interest expense associated with our $3,000,000 promissory note with Sun West Bank and interest expense related to certain capital leases for equipment that we entered into between July 1, 2006 and September 30, 2007.

Net Loss.  We had a net loss of $2,866,556 for the three-month period ended September 30, 2007, as compared to a net loss of $703,645 for the three-month period ended September 30, 2006, representing an increase of approximately 307%. This increase was partially due to our acquisition of SpeedNet Services, Inc. and the resulting increased costs associated with running the expanded operations. Another contributing factor for the net loss increase was the incurrence of $1,539,283 for non-cash expenses, including stock-based and warrant compensation, and stock granted for professional services. Normalized net loss without these one time expenses would have been $1,327,273 for the three-month period ended September 30, 2007, as compared to a normalized net loss of $703,645 for the three-month period ended September 30, 2006, representing an increase of 89%. Our net loss margin declined by 36 percentage points from a net loss $2,866,556 for the three-month period ended September 30, 2007, as compared to a net loss of $703,645 for the three-month period ended September 30, 2006. By removing the one time non-cash expenses of $1,539,283, our normalized net loss margin  improved by 46 percentage points from a total normalized net loss $1,327,273 of the three-month period ended September 30, 2007, as compared to a net normalized loss of $703,645 for the three-month period ended September 30, 2006. This improvement was the result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale associated with our acquisition of SpeedNet Services, Inc.

Nine-Month Period Ended September 30, 2007 Compared to the Nine-Month Period Ended September 30, 2006

Revenues.  During the nine-month period ended September 30, 2007, we recognized revenues of $5,216,976, as compared to revenues of $1,772,282 during the nine-month period ended September 30, 2006, representing an increase of approximately 194%. This increase was primarily the result of customer growth associated with our acquisition of SpeedNet Services, Inc. and the Pocatello market, as well as organic customer growth. Specifically, our acquisition of SpeedNet Services, Inc. and the Pocatello market accounted for 99% of this increase and organic growth accounted for 1%.

Operating Loss.  Operating expenses totaled $9,641,820 for the nine-month period ended September 30, 2007, as compared to $3,206,314 for the nine-month period ended September 30, 2006, representing an increase of approximately 201%. This increase was partially due to our acquisitions of SpeedNet Services, Inc. and the Pocatello market and the resulting increased costs associated with running the expanded operations. Another contributing factor for the operating loss increase was the incurrence of $1,543,868 for non-cash expenses, including stock-based and warrant compensation, and stock granted for professional services. Normalized operating expenses without these one time expenses would have been $8,097,952 for the nine-month period ended September 30, 2007 as compared to $3,206,314 for the nine-month period ended September 30, 2006, representing an increase of 153%. Our actual operating loss margin declined by 4 percentage points from a total operating loss $4,424,844 for the nine-month period ended September 30, 2007, as compared to a loss of $1,434,032 for the nine-month period ended September 30, 2006. By removing the one time non-cash expenses of $1,543,868, our normalized operating loss margin  improved by 26 percentage points from a total normalized operating loss $2,880,976 for the nine-month period ended September 30, 2007, as compared to a normalized operating loss of $1,434,032 for the nine-month period ended September 30, 2006. This adjusted change in operating expense is the result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale with our acquisitions of SpeedNet Services, Inc. and the Pocatello market.

Payroll, Bonuses and Taxes.  Payroll bonuses and taxes totaled $2,403,899 for the nine-month period ended September 30, 2007, as compared to $986,585 for the nine-month period ended September 30, 2006, representing an increase of approximately 144%. This increase was primarily due to incremental variable staff additions, such as customer service representatives and installers, needed to service the expanded customer base associated with our acquisitions of SpeedNet Services, Inc. and the Pocatello market. However, duplicative executive management positions resulting from this acquisition were eliminated.

Depreciation and Amortization.  Depreciation and amortization expenses totaled $1,862,646 for the nine-month period ended September 30, 2007, as compared to $748,799 for the nine-month period ended September 30, 2006, representing an increase of approximately 149%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with our acquisitions of SpeedNet Services, Inc. and the Pocatello market.

Other General and Administrative Expenses.  Other general and administrative expenses totaled $1,306,298 for the nine-month period ended September 30, 2007, as compared to $535,826 for the nine-month period ended September 30, 2006, representing an increase of approximately 144%. This increase was primarily due to the increased costs associated with our acquisitions of SpeedNet Services, Inc. and the Pocatello market. Specifically, business initiatives to redirect the growth opportunities associated with our acquisition of SpeedNet Services, Inc. and to move our corporate headquarters to Omaha, Nebraska during the nine-month period ended September 30, 2007 caused us to incur additional general and administrative expenses such as travel, postage, relocation of office equipment, and other miscellaneous expenses. In addition, the office rent for our Omaha, Nebraska office for the months of February 2007 and March 2007 were incurred at a premium to the local market. This lease was discontinued in March 2007 and our headquarters was moved to a new location in Omaha, Nebraska on April 1, 2007.

Network Operating Costs.  Network operating costs totaled $1,662,310 for the nine-month period ended September 30, 2007, as compared to $497,136 for the nine-month period ended September 30, 2006, representing an increase of approximately 234%. This increase was primarily due to the additional network footprint and increased customer base associated with our acquisitions of SpeedNet Services, Inc. and the Pocatello market. Specifically, our acquisitions accounted for 96% of this increase, while organic growth and increased operating costs accounted for 4%.

Marketing and Advertising Expenses.  Marketing and advertising expenses totaled $397,593 for the nine-month period ended September 30, 2007, as compared to $205,638 for the nine-month period ended September 30, 2006, representing an increase of approximately 93%. This increase was primarily due to our emphasis on organic growth across all of our markets. We now have the ability to market to a greater number of potential customers served by the additional network footprint associated with our acquisitions of SpeedNet Services, Inc. and the Pocatello market. As a percentage of revenue, our marketing costs were 8% for the nine-month period ended September 30, 2007, as compared to 12% for the nine-month period ended September 30, 2006. As such, we had a 4 percentage point improvement in marketing expenses due to our ability to utilize fixed marketing expenditures over a larger customer base.

Installation Expense.  Installation expense totaled $239,192 for the nine-month period ended September 30, 2007, as compared to $71,816 for the nine-month period ended September 30, 2006, representing an increase of approximately 233%. Much of this increase in installation expense was attributable to a 93% increase in installation volume and a 140% increase in installation costs. These cost increases were primarily the result of the usage by SpeedNet Services, Inc. of third party contractors, rather than employees, to perform installations. With respect to the increased installation volume, our acquisitions of SpeedNet Services, Inc. and the Pocatello market accounted for 88% of the increase, while organic growth accounted for 5%.

Professional Fees.  Professional fees totaled $429,991 for the nine-month period ended September 30, 2007, as compared to $160,514 for the nine-month period ended September 30, 2006, representing an increase of approximately 168%. Specifically, legal fees associated with our August 9, 2007 reverse merger accounted for 33% of this increase, while non-cash investor relations services directly related with our August 9, 2007 reverse merger account for 125%. All other professional fees increased 10% due to our acquisitions of SpeedNet Services, Inc. and the Pocatello market.

Stock-Based and Warrant Compensation.  Stock-based and warrant compensation totaled $1,339,891 for the nine-month period ended September 30, 2007. No stock-based compensation was expensed for the nine-month period ended September 30, 2006. Warrants were granted during the nine-month period ended September 30, 2007 as compensation to an executive officer and director for guarantying our obligations under our $3,000,000 promissory note to Sun West Bank. The expense recorded for these warrants was $901,566. Stock-based compensation related to for stock options granted under our option plan totaled $438,425 for the nine-month period ended September 30, 2007. Other Income and Expense. We incurred other income and expense of $429,520 for the nine-month period ended September 30, 2007, as compared to $149,193 for the nine-month period ended September 30, 2006, representing an increase of 188%. This increase resulted primarily from interest expense associated with our $3,000,000 promissory note with Sun West Bank and interest expense related to certain capital leases for equipment that we entered into between July 1, 2006 and September 30, 2007.

Net Loss.  We had a net loss of $4,854,363 for the nine-month period ended September 30, 2007, as compared to a net loss of $1,583,225 for the nine-month period ended September 30, 2006,

representing an increase of approximately 207%. This increase in net loss was partially due to our acquisition of SpeedNet Services, Inc. and the Pocatello market and the resulting increased costs associated with running the expanded operations. Another contributing factor for the net loss increase was the incurrence of $1,543,868 for non-cash expenses, including stock-based and warrant compensation and stock granted for professional services. Normalized net loss without these one time expenses would have been $3,310,495 for the nine-month period ended September 30, 2007, as compared to $1,583,225 for the nine-month period ended September 30, 2006, representing an increase of 109%. Our actual net loss margin declined by 4 percentage points from a net loss $4,854,363 for the nine-month period ended September 30, 2007, as compared to a net loss of $1,583,225 for the nine-month period ended September 30, 2006. By removing the one time non-cash expenses of $1,543,868, our normalized net loss margin improved by 26 percentage points from a total normalized net loss $3,310,495 of the nine-month period ended September 30, 2007, as compared to a normalized net loss of $1,583,225 for the nine-month period ended September 30, 2006. This improvement is as a result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale associated with our acquisition of SpeedNet Services, Inc. and the Pocatello market.

Liquidity and Capital Resources

General

As of September 30, 2007 and 2006, we had cash of $1,569,403 and $33,207, respectively.  Net Cash Used by Operating Activities.  Net cash used in operating activities totaled $707,486 for the nine-month period ended September 30, 2007, as compared to net cash used in operating activities of $737,581 for the nine-month period ended September 30, 2006. This change is primarily attributable extended payment terms with vendors.

Net Cash Used in Investing Activities.  Net cash used in investing activities totaled $3,797,299 for the nine-month period ended September 30, 2007, as compared to $144,379 for the nine-month period ended September 30, 2006. The cash usage in 2007 is the result of the asset purchase of SpeedNet Services, Inc.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities totaled $6,069,498 for the nine-month period ended September 30, 2007, as compared to $727,962 for the nine-month period ended September 30, 2006. During the first nine-months of 2007, we entered into a commercial loan agreement for $3,000,000. Proceeds from the sale of stock and the exercise of warrants during the nine-month period ended September 30, 2007 totaled $3,706,292.

Working Capital.  As of September 30, 2007, we had negative working capital of $4,024,627, which includes the $3,000,000 promissory note, $650,041 for capital leases, and $444,821 for deferred revenue.

Private Placement

In connection with the reverse merger in August 2007, we completed a private placement, pursuant to which we issued 551,750 shares of common stock and five-year warrants to purchase 275,875 shares of common stock at an initial exercise price of $6.70 per share for aggregate net proceeds of $2,088,500. In connection with this private placement, we incurred placement agent fees of approximately $56,000, and issued the placement agent three-year warrants to purchase an aggregate of 6,000 shares of common stock at an initial exercise price of $6.70 per share. In addition, we incurred other professional fees and expenses totaling approximately $75,000 in connection with the reverse merger and private placement.

Bridge Loan

On November 6, 2007, we entered into a Bridge Note Purchase Agreement with a certain lender, pursuant to which such lender committed to advance us up to $750,000 in exchange for a promissory note that bears interest at the rate of 5% per annum. The maturity date for this promissory note is the earlier of November 6, 2008 or the consummation of a transaction, or series of related transactions, in which we sell shares of our capital stock or securities convertible into shares of capital stock in exchange for aggregate gross proceeds of at least $5,000,000. In addition, if all of the outstanding principal and interest due under this promissory note in not repaid on or before February 6, 2008, the aggregate principal amount due under the promissory note shall increase by $50,000 and the interest rate shall increase to 10% per annum. As of November 6, 2007 we had not drawn down any funds under this promissory note.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the accounts of our company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In our opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of our company and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Equipment.  Equipment is stated at the lower of cost or present value of the capital lease obligation. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement, sale or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. In addition, long-lived assets are reviewed, at least annually, for impairment of the carrying value of such assets. If impairment is deemed to have occurred, an impairment loss is included in our current operations. Depreciation is computed principally using the straight line method over estimated useful lives or the length of the capital lease, ranging from two to seven years.

Revenue Recognition.  We prepare our financial statements on the accrual method of accounting. Under this basis, income is recognized when earned, and expenses are generally recognized when incurred. We charge a recurring subscription fee for providing our various Internet access services to our subscribers and recognize revenues when they are earned, which generally occurs as the service is provided. The services are subscribed to for the periods of either month-to-month, or with annual or two year contracts and are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

Intangible Assets.  Intangible assets, including goodwill, are accounted for under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangible assets, other than goodwill, are identified and segregated between amortizable and nonamortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other nonamortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations.

Stock Based Compensation.  On December 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expenses related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

We have estimated the fair value of our option awards granted after December 1, 2005, using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of our valuation during prior financings. As of December 31, 2006, the expected life, representing the period of time that options granted are expected to remain outstanding, is 3 years. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

Recently Issued Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (the “FASB”):

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination, Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for us in the first quarter of fiscal 2008. We are currently in the process of evaluating the effects of adopting this interpretation and the impact of adoption out consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

Item 3.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On July 12, 2007, our stockholders, acting by majority written consent, approved a 5-for-1 forward stock split of our outstanding common stock pursuant to an amendment to our certificate of incorporation. The majority written consent was executed by holders of 1,005,000 shares of our common stock, which represented 71.79% of our outstanding shares of common stock then entitled to vote.

On July 26, 2007, our stockholders, acting by majority written consent, approved a 0.925-for-1 reverse stock split of our outstanding common stock pursuant to an amendment to our certificate of incorporation. The majority written consent was executed by holders of 5,025,000 shares of our common stock, which represented 71.79% of our outstanding shares of common stock then entitled to vote.

On August 9, 2007, our stockholders, acting by majority written consent, approved the merger of KeyOn Acquisition Corp., our wholly subsidiary, with and into KeyOn Communications, Inc. (“KeyOn”), pursuant to which each outstanding share of KeyOn common stock was exchanged for 60.44288 shares of our common stock, resulting in KeyOn becoming our wholly owned subsidiary. The majority written consent was executed by holders of 5,025,500 shares of our common stock, which represented 71.79% of our outstanding shares of common stock then entitled to vote.

On August 9, 2007, our stockholders, acting by majority written consent, approved the adoption of our amended and restated certificate of incorporation and our 2007 Stock and Awards Plan. The majority written consent was executed by holders of 8,244,507 shares of our common stock, which represented 50.88% of our outstanding shares of common stock then entitled to vote.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*                    Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Dated: November 14, 2007	By:	/s/ Jonathan Snyder
Jonathan Snyder
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*                    Filed herewith.