Form 10KSB
period 2007-12-31
KeyOn Communications Holdings Inc.
filed 2008-03-31
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number 333-136487

KEYON COMMUNICATIONS HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	74-3130469
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

11742 Stonegate Circle
Omaha, Nebraska 68164
(Address of Principal Executive Offices)

(402) 998-4000
Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

State issuer’s revenues for fiscal year ended December 31, 2007: $7,185,433

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,760,374 computed by reference to the closing price of the common stock on March 28, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value	8,249,106

Transitional Small Business Disclosure Format YES ☐ NO ☒

KEYON COMMUNICATIONS HOLDINGS, INC.

PART I

Item 1. Description of Business.

Overview

KeyOn Communications Holdings, Inc. (“KeyOn” or the “Company”) is the largest rural wireless broadband provider in the United States1 . As of December 31, 2007, the Company had over 16,500 subscribers and operates networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. The Company has grown through the consolidation of similar companies throughout its target markets as well as continued organic growth. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. The Company’s current network footprint covers an addressable market of approximately 2.4 million people, as well as small to mid-sized businesses.

Since launching its wireless broadband service in 2003, the Company has successfully increased its subscriber count and, based on both subscribers and revenue, KeyOn believes that it is the second largest wireless broadband company in the United States. To date, the Company has completed and successfully integrated four acquisitions and is in active discussions with other candidates located in adjacent markets to the Company’s existing network footprint. KeyOn’s acquisition strategy allows the Company to rapidly grow its subscriber base while expanding its earnings through operating expense reductions and other synergies achieved in integration.

KeyOn offers residential and business subscribers a simple, reliable and affordable broadband service that compares favorably to traditional broadband technologies such as cable modem, Digital Subscriber Line (“DSL”) or satellite. The Company leverages wireless broadband technology which it believes allows its service to cover a geographic market for a fraction of the cost of other competing broadband technologies. In addition to its broadband services, KeyOn also sells video services through its national agreement with DISH Network Corporation, formerly EchoStar Satellite, as a national DISH Network retailer in all of its target markets.

At the end of December, 2007, KeyOn had over 16,500 total subscribers, up from 996 at the end of 2003, representing a compound annualized growth rate of approximately 102%.

KeyOn is able to deliver broadband services at competitive prices to communities that are ignored or underserved by traditional phone and cable companies. Generally, KeyOn’s markets are rural locations with populations of less than 250,000 that often lack the communications infrastructure to supply broadband access. There are over 6,000 rural and underserved markets with populations of between 3,000 and 100,000, amounting to 78 million Americans with either little or no access to broadband services.2  In rural markets, broadband penetration is only 31% compared to 52% and 49% of households in urban and suburban markets, respectively.3  KeyOn believes that the lower broadband penetration rate in rural areas compared to urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over traditional networks in less densely populated areas. As a result, the Company believes there is a significant addressable market which is not currently being targeted by other providers of broadband services.

KeyOn believes that it has a scalable operating platform used in the overall management and in all customer functions of the Company’s networks. By centralizing operations in its Network Operations Center (“NOC”), utilizing a sophisticated Operations Support Software (“OSS”), and by decentralizing management around market clusters, the Company believes it is able to achieve operating costs that are significantly lower than most of its competitors. Further, by expanding into adjacent and new markets or introducing new services, the Company is able to leverage its existing network investments to improve economic returns. KeyOn believes it can significantly improve its growth opportunities while continuing to sequentially grow revenue through:

1 Broadband Wireless Exchange Magazine Website (www.bbwexchange.com/wireless_isp/)

2 Wireless Communications Association International Conference, June 12-15, 2007

3 Pew Internet & American Life Project, Home Broadband Adoption 2007

•	strategic acquisitions of wireless broadband companies that complement its market footprint;

•	contiguous market deployments combined with organic growth within KeyOn’s existing footprint;

•	offering its subscribers bundled and additional services such as satellite video and VoIP to further increase average revenue per user; and

•
the strategic introduction of next generation networks, including Worldwide Interoperability for Microwave Acess ("WiMAX"), that also provide advanced services such as nomadic or mobile data and video.

Subscriber Growth Through Acquisitions

KeyOn believes it can take advantage of growing subscriber and operations scale by continuing to acquire wireless broadband subscriber bases together with their network assets, thus creating a highly profitable and valuable communications company. The Company has completed four acquisitions in less than three years. The wireless broadband industry is highly fragmented, comprised of thousands of potential acquisition targets in and around the Company’s market areas. These targets represent an opportunity to grow revenues and materially expand the Company’s earnings.

Upon the completion of acquisitions, the Company believes that it can derive higher margins than previous ownership through the elimination of duplicative overhead costs. KeyOn is able to realize these synergies in the integration of acquisition targets through:

•	Centralizing operations and customer support into KeyOn’s NOC in Omaha which enables remote monitoring and diagnostics;

•	Generating scale economies in purchasing termination/access loops and capital equipment;

•	Rationalizing expenses in areas of management, network and customer support and general and administrative; and

•	Leveraging KeyOn’s proven marketing initiatives, such as its network of resellers and targeted direct marketing, to quickly increase the rate of subscriber and revenue growth.

Current Markets Served and Organic Growth

KeyOn operates primarily in markets with populations of less than 250,000. The Company currently offers its broadband services to residential and business subscribers in a market footprint covering over 50,000 square miles in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota and Texas. The Company estimates its existing footprint covers approximately 2.4 million people, as well as small to mid-sized businesses in these areas.

KeyOn believes marketing efforts at the local level create a competitive advantage by creating awareness of its brand while strengthening the connection to its communities. The Company’s multi-pronged sales and marketing approach leverages its local ties and presence and focuses on establishing strong distribution channels in each market. Direct marketing efforts include print and door hangers in addition to working with businesses and community groups at the local level to promote brand and service awareness. Additionally, the Company works with distribution partners, such as satellite television providers, to offer bundled services within its markets. KeyOn believes there is strong potential in distribution partnerships with satellite television retailers in rural markets as direct broadcast satellite penetration is highest in rural areas.4

4 US Government Accountability Office report GAO-05-257 dated April 2005

Since the beginning of 2006, the Company has sequentially increased its total subscriber base every month and experienced a compound annualized growth rate of 37.5%, which excludes the impact from acquired subscribers. Additionally, the Company has achieved a low average monthly churn of approximately 2% during the same period, which the Company believes is a combined result of its subscribers’ satisfaction with its service and the lack of other competing services in the Company’s markets.

Broadband Internet Access Industry

Internet use has become bifurcated between dial-up access users, who use standard telephone lines with service speeds of 56 kbps or less, and broadband Internet access users. Broadband Internet access, which the Federal Communications Commission defines as service speed greater than 200 kbps in at least one direction, has dramatically changed the way people use the Internet. With broadband, the functionality of the Internet has been significantly expanded to include wider entertainment choices, including streaming audio, downloadable music and video, greater business applications, including Voice Over Internet Protocol (“VoIP”) and video conferencing, and wider accessibility to information through Internet search. The United States residential broadband market is expected to grow at a compound annualized growth rate of 14% between 2006 and 2010.5

As of December 2007, there were approximately 61.8 million households in the United States that had broadband access to the Internet at home, a penetration rate of approximately 53%. This figure is up from 53.4 million households as of December 2006, representing a 46% penetration rate, and represents an increase of 16% in one year.6  Some of the largest increases in penetration were seen in market segments that traditionally had low penetration rates, such as those with household incomes of less than $30,000, those who had not completed high school and rural areas.7  The Company believes that these growth statistics indicate that Internet use generally, and broadband specifically, is being considered a necessity rather than a luxury. Despite this growth in broadband, an estimated 12.3 million households, or 10% of all United States households, accessed the Internet using a dial-up or other narrowband connection, while an estimated 43.5 million households, or 37% of all United States households,8  had no Internet connectivity at all, demonstrating that there still exists a sizeable market opportunity to deliver broadband access.

Wireless Broadband Internet Access

Wireless broadband Internet systems consist of a radio transmitter that sends a signal on a combination of radio channels to receivers located at or in homes and businesses. Point-to-multipoint wireless networks can cover wide geographic areas efficiently, providing the first available broadband Internet service, or the first competitive service, in many rural communities. Wireless broadband Internet networks can be roughly categorized based upon which wireless technology (e.g., standards or proprietary) they utilize and whether they utilize licensed or unlicensed spectrum.

The wireless broadband sector has begun a new stage of growth, fueled primarily by technology improvements and increased consumer demand. Demand for broadband has increased sharply due to new applications, a broader base of equipment vendors and software providers manufacturing mass-produced standards-based equipment which has led to a resurgence of the wireless broadband sector.

In addition to growing broadband demand, there has also been the rapid growth of mobile products, such as notebook computers and other handheld devices such as personal digital assistants, or PDAs. As purchases of laptops and other portable data devices continue to grow, consumers will increasingly look for more efficient and effective ways to access the Internet on those devices.

5 IDC's 2006-2010 U.S. Broadband Services Forecast (September 2006)

6 Wachovia Research report titled Q4 2007 State Of Video/Data/Phone Markets dated March 3, 2008

7 Pew Internet & American Life Project, Home Broadband Adoption 2007

8 Wachovia Research report titled Q4 2007 State Of Video/Data/Phone Markets dated March 3, 2008

Rural Market Opportunity

Within the United States, rural areas have an overall lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Although broadband adoption has experienced healthy growth in the past year, broadband penetration rates in rural markets trail the rest of the country. While urban and suburban markets have reached broadband penetration rates of 52% and 49%, respectively, rural market penetration totals only 31%. Importantly, rural market penetration grew 24% year over year, while urban and suburban growth rates slowed to 18% and 7%, respectively.9  Consequently, the significant year over year growth is consistent with greater availability of broadband in rural markets, a trend that the Company believes is supported by many small, wireless broadband companies trying to serve the needs of their communities.

One of the primary reasons for the lagging penetration rate in rural areas is the lack of infrastructure or access to broadband, rather than less demand for a broadband connection.10  Notably, overall Internet use in rural markets, regardless of the mode of connectivity, lagged the rest of the country by a much smaller gap, 11 percentage points or a 60% to 71% margin.11  KeyOn believes that this substantially lower penetration rate of broadband Internet, or commonly referred to as the "Digital Divide", demonstrates that most rural households with Internet access still utilize analog dial-up connections for Internet access. Availability is the key to closing this gap as just over one-third (38%) of rural adults have access to a broadband connection either at home or at work, versus more than 55% for urban and suburban residents.12  As a result, the Company believes there is a significant market opportunity that it seeks to address which is not currently being met by traditional phone and cable providers.

The Company believes that the lower broadband penetration rate in rural versus urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over terrestrial-based networks in less densely populated areas. DSL service suffers from distance limitations in less populated areas, and DSL equipment and cable plant upgrades both involve significant upfront capital to deploy their service that is rarely justified in less densely populated rural markets. As a result, there are still areas that will not be served by cable or DSL at any time in the near future.13  These limitations have generally discouraged broadband deployments and have caused incumbent phone and cable companies to maintain high broadband Internet service prices in the small and rural markets where they do offer these services. Where broadband has been deployed, rural areas have experienced rapid growth in home broadband uptake, and in the past two years the gap between rural and non-rural in-home broadband adoption, though still substantial, has narrowed.

Service Offerings

Broadband

KeyOn provides broadband to homes and businesses for a flat monthly rate under service agreements for either annual or two-year contracts. These services are generally billed monthly, quarterly, semiannually or annually in advance.

DISH Network

KeyOn began offering video services as a reseller of DISH Network Corporation in November 2007. By selling and installing DISH Network video packages directly (as opposed to through its indirect dealer network) to its subscribers, KeyOn receives marketing dollars, installation and activation fees and a nominal monthly recurring revenue fee, provided the end-user remains a DISH customer for over one year. KeyOn does not collect any revenue directly from its end-users under the terms of this agreement.

9 Wachovia Research report titled Q4 2007 State Of Video/Data/Phone Markets dated March 3, 2008

10 United States Government Accountability Office, Telecommunications, May 2006 and Pew Internet & American Life Project, Home Broadband Adoption 2006

11 Pew Internet & American Life Project, Home Broadband Adoption 2007

12 Pew Internet & American Life Project, Home Broadband Adoption 2007

13 Frost & Sullivan, Satellite and its Place Amongst Competing Broadband Technologies 2005

WiMAX Deployments

KeyOn’s wireless broadband service today is provided to subscribers over primarily unlicensed spectrum in the 2.4 GHz band. The Company is in the process of introducing new network technologies, such as WiMAX, initially in the 3.65 GHz spectrum band. WiMAX is an international network technology standard that provides efficient use of spectrum, interoperability of manufacturers' equipment, high-bandwidth throughput and self-installation by end users. The global WiMAX market opportunity for service revenue is expected to increase from $322 million in 2006 to approximately $26 billion by 2012, a compound annualized growth rate of approximately 108%.14  Global WiMAX subscribers totaled 950,000 as of March 31, 2007 and is projected to surpass 54 million in 2012.15

By using WiMAX-based equipment as an adjunct to its existing fixed-wireless networks, the Company expects to create a superior service offering, including nomadic and portable data and video services. The advantages of deploying WiMAX technology based on a global standard, include higher data speeds, greater spectral efficiency, advanced nomadic services with self-installation features, global economies of scale and forward compatibility with the mobile WiMAX (802.16 (e) standard). In addition, with the certification of network standards and profiles to standards, network equipment costs should continue to decrease. The resulting interoperability of hardware will not only accelerate downward pricing, but will also afford service providers greater vendor selection and potential roaming revenues.

Competitive Strengths

KeyOn has become a leader in the wireless broadband industry through a demonstrated track record of acquiring and integrating acquisitions and the rapid organic growth of its subscriber base. The Company has achieved its status as the largest rural wireless broadband provider due to the following advantages:

•
Proven business model with significant growth potential. KeyOn has achieved significant growth in the past four years through a strong focus on acquisitions combined with organic growth. The Company has completed four acquisitions in less than three years and is actively seeking additional acquisition candidates. KeyOn’s subscribers have increased from 996 at the beginning of January 2004 to over 16,500 as of December 31, 2007, representing a CAGR of 102%.

•
Targeting underserved rural markets. KeyOn operates in 11 states, with networks covering over 50,000 square miles and approximately 2.4 million people as well as small to mid-sized business. The Company offers simple, reliable and affordable broadband in rural markets, which have been underserved by traditional communications companies that compares favorably to the broadband access offerings of telephone and cable companies. The Company believes these underserved market segments are among the fastest growing segments within the broadband services market in the United States. In rural markets, only 31% of households had broadband connections as opposed to 52% in urban 49% in suburban markets.[16]

•
Disciplined acquisition strategy. KeyOn pursues acquisition targets with less than 10,000 subscribers that are cash flow neutral to cash flow positive. As a result, these acquisitions are typically accretive on an operating basis shortly after closing as KeyOn can quickly eliminate duplicative overhead costs including management, customer service personnel and facilities and operating lease expenses. KeyOn’s proven operating and marketing strategies, such as the use of third-party resellers and localized direct marketing allow the Company to quickly increase the rate of subscriber and revenue growth for acquired companies.

•
Significant pipeline of acquisition targets. The Company is currently pursuing several acquisitions in various stages. These targets range in size from approximately one thousand to several thousand subscribers and are based in or adjacent to areas in which KeyOn currently operates.

•
Highly leveragable business model. KeyOn’s fixed operating expenses consist primarily of tower rent, circuits to transport data and Internet termination bandwidth which KeyOn believes are generally declining costs over time. In addition, the bulk of KeyOn’s capital costs are success-based as it incurs capital expenditures only when the Company adds subscribers and receives the associated revenues. The payback on incremental capital expenditures is less than one year. As a result of KeyOn’s recurring subscription-based business model, a relatively small number of subscribers are required to cover its fixed operating costs. As such, the Company believes that it derives higher margins as it adds subscribers and provides additional services while keeping operating expenses fixed.

14 Maravedis Telecom Market Research and Analysis, June 20, 2007. Annual revenue determined by multiplying the reported WiMAX average revenue per user (ARPU) by the projected number of subscribers. This monthly revenue figure was then multiplied by 12

15 Senza Fili Consulting, June 19, 2007

16 Pew Internet & American Life Project, Home Broadband Adoption 2007

•
Highly experienced management team. KeyOn’s management team has been actively involved in the telecommunications industry, with a focus on wireless voice/data, for an aggregate total of over 65 years. The Company’s founders have built, operated or helped finance numerous wireless and fiber optic networks. Current management has a wide range of experience in the telecommunications industry, including overseeing the construction and management of a regional cellular network and a nationwide paging network, participating in the financing and operations of international fiber optic networks, successfully integrating wireless telecommunications acquisitions and financing early stage technologies, equipment and chip-set companies. At KeyOn, the management team has demonstrated the ability to successfully identify and integrate acquisitions, while continuing to grow the business organically.

•
Scalable technology platform. The Company’s approach to back-office operations has been instrumental in its ability to successfully manage markets across disparate geographies and to profitably integrate acquisitions. KeyOn’s OSS handles all network management, diagnostic and technical support functions, and subscriber service related tasks, such as subscriber pre-qualification, order entry, scheduling and trouble ticket management. To maintain flexible, customized systems and reduce cost, whenever feasible the Company incorporates open source solutions into the commercially available software it uses. The visibility that these systems provide into the network and customer premise equipment allows the Company to reduce local overhead as well as centralize technical and support functions.

Competition

In the United States, the broadband access market has evolved as a duoply between cable and telephone companies. KeyOn believes that rural markets have much less competition than urban markets, given the relatively high cost to deploy traditional networks in less densely populated areas. However, KeyOn is not the only provider of broadband services in its markets. KeyOn faces competition from cable operators that offer broadband over cable networks, incumbent local exchange carriers, or ILECs, that offer DSL, satellite operators, wireless broadband service providers and mobile cellular operators. KeyOn competes with these companies on the basis of availability, price, speed and portability of the services. Specifically, the Company’s competitors include the following:

Incumbent Local Exchange Carrier and Cable Companies

KeyOn faces competition from ILECs in the small markets in the Midwest and West. In particular, the Company generally faces competition from companies such as Qwest Communications International Inc., AT&T Inc. and smaller regional or local phone companies. If the market has a significant population density (35,000 - 50,000+), the larger ILECs have typically deployed DSL in the one central office (CO) in the market. DSL deployments by smaller regional and local phone companies vary; however, the Company believes that all providers of DSL are restricted by DSL's physical distance limitations.

Cable operators typically deploy a hybrid fiber-COAX in order to offer broadband through a cable modem service. In markets with a population of 35,000-50,000 or more, cable modem service is often available to most households, with somewhat less availability to businesses. In these markets, KeyOn competes against large cable providers such as Cox Communications, Inc. and smaller, regional cable providers, such as Cable One, Inc. and Bresnan Communications, LLC.

Wireless Broadband Service Providers

KeyOn also faces competition from other wireless broadband providers that use unlicensed or licensed spectrum. For example, there may be a locally owned "mom and pop" wireless broadband operator present in the market offering local services. The Company believes these operators lack the operating scale and thus are burdened with significant costs from or inefficient operations.

Wireless broadband competition may also come from local governments, universities, and municipalities that provide "WiFi" networks over unlicensed spectrum. These services are occasionally characterized as public-private partnerships and may be partially subsidized. In some cases, they are offered to subscribers at no cost at all.

In addition, Sprint Nextel Corporation, which holds 2.5 GHz licenses throughout much of the United States, has announced plans to invest up to $5 billion in building out a nationwide WiMAX-based network. Sprint Nextel Corporation has initiated WiMAX pre-commercial service in the Chicago, Baltimore and Washington, D.C. areas, with commercial service in a number of markets planned in 2008. Sprint Nextel Corporation intends to provide services under the "Xohm" brand. Clearwire Corporation also offers wireless high speed Internet access utilizing pre-WiMAX-based technology in 46 markets in the United States. In terms of both domestic deployments and subscribers, Clearwire Corporation is the largest company providing advanced data services. Both Sprint Nextel Corporation and Clearwire Corporation are focused on larger population centers, underscoring the significant market opportunity available to the Company in serving underserved rural markets.

Satellite

Satellite providers such as WildBlue Communications, Inc. and Hughes Network Systems, LLC also offer broadband data services in rural and underserved markets. Although satellite has the capability to serve a large geographic area, the service levels can be impaired by the distance the signal travels to and from the satellite. Communication delays, or latency, can significantly inhibit satellite providers' ability to offer advanced services, such as VoIP and online gaming. According to research conducted by Pike & Fischer, satellite broadband is projected to serve only 1.3 million households by 2012, up from 600,000 subscribers currently being served by satellite broadband. Satellite remains a broadband access service of last resort, due to its inherent latency and high price for equipment and service. KeyOn believes its services can be provided to its target customers more efficiently and at more competitive prices than satellite broadband services and as a result, it does not compete effectively with fixed wireless broadband.

Cellular and PCS Services

Many of the major mobile wireless carriers offer higher data rate access plans, but these plans are either restricted to larger urban and suburban markets or the actual data transfer rate can be significantly less than KeyOn’s fixed broadband services. However, wireless carriers continue to expand their network coverage, allowing advanced data services to be offered to a broader subscriber base. Also, wireless carriers have continued to leverage data services by offering personal computer data card devices and providing customers with wireless access to the Internet. KeyOn believes that these nationwide players will continue to focus on larger metropolitan markets, and will continue to be limited in bandwidth relative to the fixed wireless providers.

Other

Other emerging technologies may also seek to enter the broadband services market. For example, power and distribution companies have attempted to provide broadband services over their existing power lines, though without much commercial success. It is possible that over time with the further development of technology, broadband over power lines may prove to be a means of providing competitive broadband services. The 700 MHz auction may also provide existing service providers, such as Verizon and AT&T, and potentially new market entrants, such as Google Inc., an opportunity to offer additional data services. However, the 700 MHz spectrum will not be cleared before February 2009 and the WiMAX and long-term evolution (“LTE”) technology standards for 700 MHz are not likely to be available for deployment for several years.

Corporate History

The Company was organized in the State of Delaware on September 9, 2004 under the name Grant Enterprises, Inc., and became a public shell company, as defined by the Securities and Exchange Commission. On August 9, 2007, a wholly-owned subsidiary of the Company merged with and into a private company, KeyOn Communications Inc., with KeyOn Communications Inc. being the surviving company. Upon closing of the merger, the Company discontinued its former business and succeeded to the business of KeyOn Communications Inc. as its sole line of business. At the same time, the Company also changed its name from Grant Enterprises, Inc. to KeyOn Communications Holdings, Inc.

Regulatory Matters

Wireless broadband services are subject to regulation by the Federal Communications Commission. At the federal level, the Federal Communications Commission has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. State regulatory commissions have jurisdiction over many aspects of intrastate telecommunications. Municipalities may regulate limited aspects of KeyOn’s business by, for example, imposing zoning requirements and requiring installation permits.

Telecommunications Regulation

KeyOn’s wireless broadband systems can be used to provide Internet access service, interconnected VoIP service and virtual private networks, or VPNs. The Federal Communications Commission has classified Internet access service as an interstate information services that is subject to regulation under Title I of the Communications Act of 1934, as amended, or the Communications Act. Accordingly, most regulations that apply to telephone companies and other common carriers under Title II of the Communications Act do not apply to KeyOn’s wireless broadband Internet access service. For example, KeyOn is not currently required to contribute a percentage of gross revenues from its Internet access services to universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities, or "USF Fees."

The Federal Communications Commission has not yet classified interconnected VoIP service as an information service regulated under Title I of the Communications Act, or as a telecommunications service regulated under Title II of the Communications Act. However, the Federal Communications Commission has classified interconnected VoIP service as interstate telecommunications for purposes of USF fees. As a result, KeyOn must pay USF Fees on the gross revenues KeyOn derives from providing interconnected VoIP service to end users. KeyOn is not required to pay USF fees on the gross revenues it derives from providing interstate telecommunications to other carriers, such as interconnected VoIP service providers, where KeyOn acts as a carrier's carrier, provided that KeyOn verifies that the other carrier is registered to pay and is paying USF fees on its service to end users. The proposed USF fee rate for the second quarter of 2008 is 11.3% of gross revenues derived from the provision of interstate telecommunications to end users. Beginning in late 2007, similar fees used to support interstate telecommunications relay service providers also apply to interconnected VoIP providers as well. At the present time, VoIP is not a material contributor to KeyOn’s revenues.

KeyOn is not required to file tariffs with the Federal Communications Commission, setting forth the rates, terms, and conditions of its Internet access service. The Federal Communications Commission, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on wireless broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, service discontinuance, customer proprietary network information and federal universal service funds mechanisms. Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and general Federal Trade Commission consumer protection rules.

The Federal Communications Commission has not yet classified interconnected VoIP services as information services or telecommunications services under the Communications Act. In November 2004, the Federal Communications Commission determined that, regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate telecommunications subject to the jurisdiction of the Federal Communications Commission. The Federal Communications Commission preempted state regulations that address such issues as entry certification, tariffing, and enhanced 911 requirements.

The Federal Communications Commission is conducting a comprehensive proceeding to address all types of Internet protocol-enabled services, including interconnected VoIP service, and to consider what regulations, if any, should be applied to such services, as use of broadband services becomes more widespread. In June 2005, the Federal Communications Commission adopted the first set of regulations in this comprehensive Internet protocol-enabled proceeding, imposing enhanced 911-related requirements on interconnected VoIP service providers as a condition of offering such service to consumers. The Federal Communications Commission defined "interconnected VoIP service" as voice service that:

•	enables real-time, two-way voice communications;

•	requires a broadband connection from the user's location;

•	requires Internet protocol-compatible customer premises equipment; and

•	permits users generally to receive calls that originate on and terminate to the public switched telephone network.

Effective November 28, 2005, all interconnected VoIP providers are required to transmit, through the wireline, all 911 calls, as well as a call-back number and the caller's registered location for each call, to the appropriate public safety answering point that is capable of receiving and processing that information. In addition, all interconnected VoIP providers must have a process to obtain a subscriber's registered location prior to activating service, and must allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to prominently and in plain English advise subscribers of the manner in which dialing 911 using VoIP service is different from dialing 911 service using traditional telephone service, and to provide warning labels with VoIP equipment.

On August 5, 2005, the Federal Communications Commission adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to the Communications Assistance for Law Enforcement Act, or CALEA, which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The Federal Communications Commission required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA requirements by May 14, 2007.

On May 3, 2006, the Federal Communications Commission adopted an additional Order addressing CALEA compliance obligations of these providers. In that order, the Federal Communications Commission:

•	affirmed the May 14, 2007 compliance deadline;

•	indicated compliance standards are to be developed by the industry within the telecommunications standards-setting bodies working together with law enforcement;

•	permitted the use of certain third parties to satisfy CALEA compliance obligations;

•	restricted the availability of compliance extensions;

•	concluded that facilities-based broadband Internet access providers and interconnected VoIP providers are responsible for any CALEA development and implementation costs;

•	declared that the Federal Communications Commission may pursue enforcement action, in addition to remedies available through the courts, against any non-compliant provider; and

•	adopted interim progress report filing requirements.

On June 27, 2006, the Federal Communications Commission released an Order addressing USF fee obligations of interconnected VoIP service providers. The Federal Communications Commission amended the USF rules to require providers of interconnected VoIP service to contribute to the USF under the existing contribution methodology. Interconnected VoIP providers must report and contribute to the USF on all their interstate and international end-user telecommunications revenues, using one of three options:

•	they may use the interim safe harbor established in the June, 2006 Order, under which 64.9% of their traffic is presumed to be interstate or international;

•	they may report based on their actual interstate telecommunications revenues; or

•	they may rely on traffic studies subject to certain conditions.

All interconnected VoIP providers must file a Federal Communications Commission Form 499-A with the Federal Communications Commission for registration purposes even if they qualify for the de minimis exemption for contribution purposes. Interconnected VoIP service also may be subject to state and local taxation.

In a decision released April 2, 2007, the Federal Communications Commission determined that interconnected VoIP providers should be subject to its rules implementing Section 222(c) of the Communications Act, which governs telecommunications carriers' use of customer proprietary network information, or CPNI. CPNI is customer-specific information derived from the provision of telecommunications service, including call detail and caller location information. Federal Communications Commission rules permit carriers and interconnected VoIP providers to use CPNI to market the services they already provide to customers, and for limited service-related and fraud prevention purposes, without prior customer approval. All other uses or third party disclosure of CPNI generally require prior customer approval, as follows: service providers, either themselves or through agents, may use CPNI to market other communications-related services through "opt-out" consent such that the service provider may use CPNI unless the customer affirmatively instructs the service provider otherwise; all other use or third party disclosure of CPNI, including any use of location information, requires "opt-in" approval whereby a service provider may not use or disclose CPNI without the customer's express affirmative permission. The Federal Communications Commission rules also require that carriers and interconnected VoIP providers implement personnel, network and related safeguards to protect CPNI from unauthorized third party disclosure.

In a decision released on April 21, 2004, the Federal Communications Commission determined that interconnected VoIP calls that connect to the public switched telephone network, or PSTN, at both ends of the call are subject to the same access charges as a circuit switched call. Interconnected VoIP calls that connect to the PSTN at one end of the call are subject to either a terminating or originating access charge, depending upon which end of the call connects to the PSTN.

Broadband Internet-related and Internet protocol-services regulatory policies are continuing to develop, and it is possible that KeyOn’s broadband Internet access and VoIP services could be subject to additional regulations in the future. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The Federal Communications Commission routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On June 7, 2007, the Federal Communications Commission issued a Memorandum Opinion and Order regarding rules for the 3650-3700 MHz spectrum band. Currently, this band is allocated for use to an unlimited number of operators pursuant to a link registration process. Similarly, the Federal Communications Commission has modified regulation in the 2.5 GHz BRS/EBS spectrum band and, from time to time, can modify or change spectrum allocations pursuant to rulemaking proceedings. KeyOn believes that the Federal Communications Commission is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help the Company implement it’s existing and future business plans.

Internet Taxation

The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007, a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003, and as with the preceding Internet Tax Freedom Act, “grandfathered” states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect KeyOn’s business.

Employees

As of March 31, 2008, the Company had 65 full-time employees. Of these employees, approximately, 19 serve in customer service and support positions, 26 serve as network engineers and field technicians, 10 serve in accounting and administrative positions and 6 serve in sales and marketing positions. None of KeyOn’s employees is subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2. Description of Property

The Company leases approximately 10,000 square feet of office space in Omaha, Nebraska for $8,222 per month, plus applicable taxes, subject to adjustments in accordance with consumer price index fluctuations. The current lease term expires on April 1, 2012, at which time KeyOn has the option to extend the lease for an additional five-year period. This facility serves as the Company’s corporate headquarters.

The Company leases approximately 3,200 square feet of office space for a field office in Las Vegas, Nevada for approximately $3,964 per month. The current lease term expires on April 30, 2010.

The Company leases approximately 1,350 square feet of office space for a field office in Pocatello, Idaho for $900 per month. The current lease term expires on February 28, 2009.

The Company leases approximately 2,000 square feet of office space for a field office in Idaho Falls, Idaho for $720 per month. The current lease term expires on March 31, 2008, at which time KeyOn will extend the lease for one additional one-year period.

The Company leases approximately 1,200 square feet of office space for a field office in Grand Junction, Colorado for $710 per month on a month-to-month basis.

The Company leases approximately 2,400 square feet of office space for a field office in Centerville, Iowa for approximately $800 per month. The current lease term expires on July 31, 2010.

The Company leases approximately 1,200 square feet of office space for a field office in Wolfforth, Texas for $525 per month on a month-to-month basis.

KeyOn believes that its current facilities are adequate for its immediate and near-term needs. Additional space may be required as the Company expands its activities. The Company does not currently foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, each of its properties is adequately covered by insurance.

Item 3. Legal Proceedings

To the Company’s knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against KeyOn or involve KeyOn that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on the Company’s business and financial condition.

On March 9, 2006, Ajilon Communications, LLC filed a complaint in the District Court in Clark County, Nevada, against KeyOn Communications, LLC, a wholly owned subsidiary of KeyOn Communications, Inc., seeking approximately $104,000 in unpaid invoices. On August 23, 2007, KeyOn Communications, LLC filed a counter claim against Ajilon Communications, LLC seeking unspecified damages for breach of contract and fraud. With respect to this suit, it has been stipulated that from March 2005 through August 2005, Ajilon Communications, LLC performed installation and technical support services for KeyOn Communications, LLC. KeyOn Communications, LLC, however, has alleged that it was fraudulently billed for these services by Ajilon Communications, LLC and that the work contracted for was not properly completed. The parties have commenced discovery and are currently in settlement discussions.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 23, 2007, stockholders holding 4,600,210 shares of the Company’s common stock, or 56%, approved, by written consent, a 1-for-2 reverse stock split of the Company’s common stock.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

From August 23, 2007 through November 1, 2007, KeyOn’s common stock was quoted on the OTC Bulletin Board under the symbol KYCS.OB, and since November 2, 2007 KeyOn’s common stock has been quoted on the OTC Bulletin Board under the symbol KEYO.OB. Prior to August 23, 2007, there was no active market for KeyOn’s common stock. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 2007 (from August 23, 2007)	$8.50	$6.60
December 31, 2007	$16.00	$4.00

The last reported sales price of KeyOn’s common stock on the OTC Bulletin Board on March 28, 2008, was $2.75 per share. As of March 31, 2008, there were approximately 110 holders of record of the Company’s common stock.

The Company has neither paid nor declared dividends on its common stock since its inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company expects that any earnings which it may realize will be retained to finance its growth. There can be no assurance that the Company will ever pay dividends on its common stock. The Company’s dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including the Company’s earnings, financial requirements and general business conditions. Notwithstanding the foregoing, pursuant to that certain Business Loan Agreement, dated February 4, 2008, between the Company and Sun West Bank, the Company is prohibited from paying any cash dividends on the Company’s stock until the Company’s obligations under this Business Loan Agreement have been satisfied in full.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about compensation plans under which shares of the Company’s common stock may be issued to employees, consultants or members of the Company’s Board of Directors upon exercise of options, warrants or rights under all of the Company’s existing equity compensation plans. The Company’s existing equity compensation plans consist of the Company’s 2007 Incentive Stock and Awards Plan in which all of the Company’s employees and directors are eligible to participate.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,086,542	$4.11	512,133
Equity compensation plans not approved by stockholders	-	-	-
All plans	1,086,542	$4.11	512,133

Item 6. Management’s Discussion and Analysis or Plan of Operation

Recent Events

Prior to August 9, 2007, the Company was a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On August 9, 2007, the Company completed a reverse merger, pursuant to which a wholly-owned subsidiary of its merged with and into a private company, KeyOn Communications Inc., with such private company being the surviving company. In connection with this reverse merger, the Company discontinued its former business and succeeded to the business of KeyOn Communications Inc. as its sole line of business. For financial reporting purposes, KeyOn Communications Inc., and not the Company, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of KeyOn Communications Inc. and do not include the Company’s historical financial results. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $2.2 million of units consisting of common stock and warrants, were expensed as incurred.

Overview

The Company provides wireless broadband services primarily to rural and other underserved markets under the “KeyOn”, “SpeedNet”, and “SIRIS” brands. The Company offers its broadband services along with VoIP services to both residential and business subscribers. In October 2007, the Company acquired substantially all of the assets of MicroLnk, LLC, a provider of wireless broadband services to rural communities in Nebraska and Ohio, headquartered in Lincoln, Nebraska. The Company currently operates the MicroLnk LLC assets under the “SpeedNet” brand. In January 2007, the Company acquired substantially all of the assets of SpeedNet Services, Inc., a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Currently, the Company’s markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. On June 1, 2006, the Company acquired the assets of an operational market located in Pocatello, Idaho for common stock. The Pocatello market was acquired from Freemont Broadband, LLC, a subsidiary of Fairpoint Communications, Inc., a leading rural local exchange carrier. The Company’s results for the year ended 2007 include an entire year of operations of the Pocatello market, eleven months of operations of SpeedNet Services, Inc., and two full months of operations from MicroLnk, LLC.

Characteristics of the Company's Revenues and Operating Costs and Expenses

The Company offers its services under annual or two-year service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense and general and administrative expenses. Payroll expenses consist of personnel costs, including salaries, benefits, employer taxes and bonuses across the Company’s functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff. Some of the Company’s markets utilize third party contractors for installations and this expense is classified as installation costs. In contrast, the Company’s other markets employ in-house personnel and their wages are captured as payroll expenses.

Network operating costs are comprised of costs directly associated with providing the Company’s services including tower rent, circuits to transport data to the Internet termination point and Internet termination bandwidth.

Marketing and advertising expenses primarily consist of direct marketing and advertising costs. Professional fees relate to legal, accounting and consulting and recruiting resources that the Company utilizes periodically in the normal course of doing business. General and administrative expenses primarily consist of the support costs of the Company’s operations, such as costs related to office leases, insurance, travel and entertainment, banking and credit card fees, taxes and vehicle leases.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues. During the year ended December 31, 2007, the Company recognized revenues of $7,185,433 compared to revenues of $2,430,829 during the year ended December 31, 2006, representing an increase of approximately 196%. This increase was primarily the result of the Company’s customer growth associated with the Company’s acquisition of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC, as well as organic customer growth. Organic growth accounted for 4% of this increase, and the acquisitions accounted for 96%.

Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $14,153,088 for the year ended December 31, 2007, compared to $4,330,675 for the year ended December 31, 2006, representing an increase of approximately 227%. The Company’s acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC, and the increased costs associated with running the resulting expanded operations account for 66% of the increase in expenses. Non-cash expenses; including stock-based and warrant compensation expense and stock granted for professional services accounted for $1,832,998, or 19% of the increase in the operating loss. Of the remaining 15% of the increase, $1,480,500 was related to expenses incurred to support the Company’s growth and a planned equity offering during the fourth quarter of 2007. These expenses include additional salaries for new employees, legal and professional fees, and travel expenses. Normalized operating expenses without these one time and non-cash expenses would have been $10,839,444 for the year ended December 31, 2007, as compared to $4,330,675 for the year ended December 31, 2006, representing an increase of approximately 150%. This adjusted change in operating expense is the result of the elimination of duplicative costs and efficiencies achieved through economies of scale generated from the acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC. The Company’s actual operating loss margin decreased by 19 percentage points from a total operating loss $6,967,655 of the year ended December 31, 2007, as compared to a loss of $1,899,846 for the year ended December 31, 2006. By removing the one time and non-cash expenses of $3,313,498, the Company’s normalized operating loss margin improved by 27 percentage points from a total normalized operating loss $3,654,011 for the year ended December 31, 2007, as compared to a loss of $1,899,846 for the year ended December 31, 2006.

Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $3,502,610 for the year ended December 31, 2007, compared to $1,329,654 for the year ended December 31, 2006, representing an increase of approximately 163%. This increase was primarily due to incremental variable staff additions, such as customer service representatives and installers needed to service the expanded customer base associated with the Company’s acquisition of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC. However, the Company eliminated duplicative overhead positions at the executive management level in the acquired businesses.

Depreciation and Amortization. Depreciation and amortization expenses totaled $2,572,906 for the year ended December 31, 2007, compared to $1,063,881 for the year ended December 31, 2006, representing an increase of approximately 142%. This increase was primarily due to the additional network assets and customer premise equipment acquired in connection with the Company’s acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC. In addition, these were classified as asset purchases which resulted in a greater allocation of the purchase price to property, plant and equipment, resulting in higher depreciation charges.

Other General and Administrative Expenses. Other general and administrative expenses totaled $1,749,643 for the year ended December 31, 2007, compared to $767,155 for the year ended December 31, 2006, representing an increase of approximately 128%. The majority of this increase, 93%, is related to the Company’s growth due to the Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC acquisitions. Costs relating to the Company’s reverse merger and planned equity offering lead to the Company incurring one-time costs such as travel, postage, printing and other general and administrative expenses which account for the remaining 7% of the increase.

Network Operating Costs. Network operating costs, which consist of tower rent, local loop costs and Internet termination expense, totaled $2,523,601 for the year ended December 31, 2007, compared to $665,259 for the year ended December 31, 2006, representing an increase of approximately 279%. The additional network footprint and increased customer bases associated with the Company’s acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC account for 95% of the change. The remaining 5% increase in the Company’s network operating costs resulted from an organic increase in the Company’s customer base.

Marketing and Advertising Expenses. Marketing and advertising expenses totaled $558,922 for the year ended December 31, 2007, as compared to $234,324 for the year ended December 31, 2006, representing an increase of approximately 139%. This increase was primarily due to the emphasis on organic growth across all of the Company’s markets. The Company now has the ability to market to a greater number of potential customers served by the additional network footprint associated with its acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC. The Company’s marketing costs were 8% and 10% as a percentage of revenues for the year ended December 31, 2007 and December 31, 2006, respectively. This two percentage point improvement in marketing expenses was due to the Company’s ability to utilize marketing costs over a larger customer base.

Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses related to customer installations, totaled $380,944 for the year ended December 31, 2007, as compared to $145,956 for the year ended December 31, 2006, representing an increase of approximately 161%. Installation volumes also increased by 67% year over year. The Company’s acquisition of SpeedNet Services, Inc. accounted for 94% of the installation volume increase while organic growth accounted for 6% during the year ended December 31, 2007. SpeedNet Services, Inc. utilizes third-party contractors for installations and this expense is classified as installation expenses. In contrast, in the Company’s other markets it utilizes employees and their wages are captured as payroll expenses.

Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $1,257,569 for the year ended December 31, 2007, as compared to $111,387 for the year ended December 31, 2006, representing an increase of approximately 1029%. Specifically, legal fees and other professional fees related to the Company’s reverse merger and planned 2007 equity offering accounted for 80% of the increase during the year ended December 31, 2007. Non-cash investor relations services directly related to the reverse merger accounted for 17% of the increase in professional fees during the year ended December 31, 2007. All other professional fees increased by 3% year over year relating to the Company’s acquisitions of the Pocatello and SpeedNet Services, Inc.

Stock-Based and Warrant Compensation. Stock-based and warrant compensation of $1,606,893 was expensed for the year ended December 31, 2007, compared to $13,059 for the year ended December 31, 2006. Warrants were granted during the year ended December 31, 2007 as compensation for the guaranty of the Company’s $3 million loan with Sun West Bank. The expense recorded for these warrants granted was $901,566. Stock-based compensation for stock options issued under the Company’s option plan totaled $705,327 for the year ended December 31, 2007, compared to stock option expenses in the year ended December 31, 2006 of $13,059.

Other Income and Expense. The Company incurred other income and expense of $643,098 for the year ended December 31, 2007, compared to $306,528 for the year ended December 31, 2006, representing an increase of approximately 110%. 85% of the increase resulted from interest expenses associated with the Company’s term note and line of credit and 15% resulted from expenses related to certain capital leases for equipment that the Company entered into during the second half of 2006 and 2007, respectively.

Net Loss. The Company had a net loss of $7,610,753 for the year ended December 31, 2007, compared to a net loss of $2,206,374 for the year ended December 31, 2006, representing an increase of approximately 245%. The Company’s acquisition of Pocatello, SpeedNet Services, Inc. and MicroLnk, LLC led to increased costs associated with running the expanded operations, which accounted for 33% of the increase. 32% of the net loss increase was attributed to $1,832,998 of non-cash expenses, including stock-based and warrant compensation expense and stock granted for professional services. Finally, 27% of the increase resulted from expenses of $1,480,500 in support of the Company’s planned 2007 equity offering. These expenses include additional salaries for new employees, legal and professional fees, and travel expenses. The increase in interest expense and interest income of $408,334 accounted for 8% of the increase. Normalized net loss without these one-time expenses would have been $4,297,109 for the year ended December 31, 2007 compared to $2,206,374 for the year ended December 31, 2006, representing an increase of approximately 95%. This adjusted change in net loss was as a result of the elimination of duplicative costs and efficiencies achieved through economies of scale generated with the Company’s acquisitions of Pocatello, SpeedNet Services, Inc. and MicroLnk,LLC. The Company’s net margin decreased by 15 percentage points from a net loss $7,610,753 for the year ended December 31, 2007 compared to a net loss of $2,206,374 for the year ended December 31, 2006. By removing the one time and non-cash expenses of $3,313,498, the Company’s normalized net margin increased by 31 percentage points from a total normalized net loss $4,297,109 for the year ended December 31, 2007 compared to a net loss of $2,206,374 for the year ended December 31, 2006.

Liquidity and Capital Resources

General

As of December 31, 2007 and 2006, the Company had cash of $316,999 and $4,690, respectively.

Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,355,852 for the year ended December 31, 2007, compared to net cash used in operating activities of $1,144,047 for the year ended December 31, 2006. This change is primarily attributable to legal and professional fees incurred with the reverse merger and planned 2007 equity offering.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $4,937,833 for the year ended December 31, 2007, compared to $36,708 for the year ended December 31, 2006. The cash usage during 2007 was the result of the Company’s purchase of MicroLnk, LLC and SpeedNet Services, Inc., coupled with cash expenditures for customer premise equipment, tower equipment and software.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $6,605,995 for the year ended December 31, 2007, compared to $998,241 for the year ended December 31, 2006. During 2007, the Company entered into a commercial loan agreement for $3,000,000. Proceeds from the sale of stock and the exercise of warrants during 2007 totaled $4,193,743.

Working Capital. As of December 31, 2007, the Company had negative working capital of $6,341,353. This number includes $3,000,000 of term debt, $742,562 for capital leases, and $391,193 for deferred revenue.

As of December 31, 2007, current liabilities included a $3 million term loan due in January 2008.  The Company has executed a new commercial loan agreement on February 8, 2008 totaling $4.5 million (the “Loan”), the proceeds of which were used to refinance the aforementioned $3.0 million term loan and for working capital to help sustain its current capital needs.  The Loan matures on August 4, 2008, however, it is renewable at the Company’s option until February 4, 2009.  The Company believes that its core business has remained strong as evidenced by the overall growth of the Company’s subscriber base and revenues.  The Company expects to continue its acquisition and organic growth strategies which management believes will attract existing investors and new investors to the Company.  The Company expects to begin to generate operating income and positive cash from operations by implementing business strategies which have the effect of spreading the Company’s fixed costs over a larger revenue base.

Private Placement

In connection with the reverse merger in August 2007, the Company completed a private placement, pursuant to which the Company issued 551,750 shares of common stock and five-year warrants to purchase 275,875 shares of common stock at an initial exercise price of $6.70 per share for aggregate net proceeds of $2,088,500. In connection with this private placement, the Company incurred placement agent fees of approximately $56,000, and issued the placement agent three-year warrants to purchase an aggregate of 6,000 shares of common stock at an initial exercise price of $6.70 per share. In addition, the Company incurred other professional fees and expenses totaling approximately $75,000 in connection with the reverse merger and private placement.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of its financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the Company’s opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, the Company utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming the Company’s estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to those of companies in similar businesses. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.

Equipment. Equipment is stated at the lower of cost or present value of the capital lease obligation. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement, sale or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. In addition, long-lived assets are reviewed, at least annually, for impairment of the carrying value of such assets. If impairment is deemed to have occurred, an impairment loss is included in the Company’s current operations. Depreciation is computed principally using the straight line method over estimated useful lives or the length of the capital lease, ranging from two to seven years.

Revenue Recognition. The Company prepares the Company’s financial statements on the accrual method of accounting. Under this basis, income is recognized when earned, and expenses are generally recognized when incurred. The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. The services are subscribed to for the periods of either month-to-month, or with annual or two year contracts and are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

Intangible Assets. Intangible assets, including goodwill, are accounted for under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, intangible assets, other than goodwill, are identified and segregated between amortizable and nonamortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other nonamortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations.

Stock Based Compensation. On December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," requiring the Company to recognize expenses related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

The Company has estimated the fair value of its option awards granted after December 1, 2005, using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s valuation during prior financings. As of December 31, 2006, the expected life, representing the period of time that options granted are expected to remain outstanding, is 3 years. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Special Purposes Entities”.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The Company currently does not believe that SAB 108 will have a material impact on its financial statements.

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

In June 2001, the FASB issued FAS 141, Business Combinations, which was established to (1) better reflect investments made in acquired companies, and (2) to provide additional information regarding acquired intangible assets. FAS 141 mandates that all assets acquired and liabilities assumed are valued at their fair value. FAS 141 was revised in December 2007, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This revision represents a major departure from the historical cost accounting that many companies use currently. The Company is currently evaluating FAS 141 to determine its impact on its future consolidated financial position, results of operations or cash flows.

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Risks Relating to the Company

The Company may be unable to successfully execute on either its acquisition strategy or organic growth strategy, both of which it depends upon to drive the growth of its subscriber base.

The Company currently has a limited corporate infrastructure. In order to successfully execute on both its acquisition strategy and organic growth strategy, KeyOn will need to continue to build its infrastructure and operational capabilities. The Company’s ability to do any of these successfully could be affected by any one or more of the following factors:

•
the Company’s ability to successfully negotiate with potential acquisition targets, including the targets' willingness to accept consideration such as cash, debt, the Company’s common stock or a combination thereof;

•	the Company’s ability to acquire companies or their assets at purchase prices that are consistent with KeyOn’s targeted returns;

•	the Company’s ability to successfully integrate companies it acquires, which could result in increased costs, additional churn or damage to an existing or acquired brand;

•	the ability of the Company’s equipment, equipment suppliers or third-party service providers to perform as it expects;

•	the Company’s ability to further penetrate its existing markets and contribute to the organic growth of its subscriber base;

•	the Company’s ability to differentiate its services from those offered by its competitors in the markets it serves;

•	the Company’s ability to obtain both network and customer premise equipment, which it currently receives from third parties;

•	the Company’s ability to attract and retain qualified personnel;

•	equipment failure or interruption of service, which could adversely affect the Company’s reputation and its relations with customers;

•	the Company’s ability to accurately predict and respond to the rapid technological changes in its industry and the evolving demands of the markets it serves; and

•	the Company’s ability to raise additional capital to fund its growth.

The Company’s failure to adequately address any one or more of the above factors could have a significant adverse impact on the Company’s ability to implement its business plan with respect to its acquisition strategy and organic growth plans, as well as its ability to pursue other opportunities that arise.

Any acquisitions the Company makes could result in integration difficulties that could lead to substantial costs, delays or other operational or financial difficulties.

KeyOn seeks to expand by acquiring businesses, including those in its current or new geographic markets. The Company cannot accurately predict the timing, size and success of its acquisition efforts and the associated capital commitments that might be required. The Company expects to face competition for acquisitions, which may limit the number of acquisition opportunities available and may lead to higher acquisition prices. KeyOn may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management's attention and resources to acquisitions;

•	inability to timely and cost-effectively integrate acquired operations;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment, networks and personnel; and

•	risks associated with unanticipated events, liabilities or contingencies.

Subscriber dissatisfaction with, or performance problems of, a single acquired business could negatively affect KeyOn’s reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing the business.

The Company has a history of operating losses and expects to continue suffering losses for the foreseeable future.

The Company has incurred losses since it was launched in 2002. Moreover, in each of 2007 and 2006, KeyOn recorded net losses of $7,610,753 and $3,727,257. The Company cannot anticipate when, if ever, its operations will become net cash-flow positive. The Company may incur net losses as it integrates acquisitions, introduces new network equipment, increases its marketing for organic subscriber growth and acquires spectrum in pursuit of its business strategy.

The Company’s business will require additional capital for continued growth.

KeyOn’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder the Company’s ability to obtain future financing.

In their report dated March 26, 2008, KeyOn’s independent auditors stated that the Company’s financial statements for the year ended December 31, 2007 were prepared assuming that it would continue as a going concern, and that they have substantial doubt about the Company’s ability to continue as a going concern. KeyOn’s auditors’ doubts are based on the Company’s incurring net losses and deficits in cash flows from continuing operations. The Company continues to experience net operating losses. The Company’s ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of its securities, or obtaining loans from financial institutions, where possible. The Company’s continued net operating losses and its auditors’ doubts increase the difficulty of meeting such goals, and its efforts to continue as a going concern may not prove successful.

The continued growth of the Company’s business will require additional funding for future acquisitions, the introduction of new network technologies such as WiMAX, debt service, the potential upgrade of its networks, the expansion of its network coverage area and working capital. In addition, KeyOn may raise additional capital through the issuance of debt to finance acquisitions of companies and spectrum that may require the Company to use a portion of its cash flows from operations and other available cash to make payments of principal and interest on debt, thereby reducing funds that could be available for other business purposes. KeyOn may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute its business strategy, KeyOn may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, by securing debt financing, the Company may be forced to incur significant interest expense. If KeyOn cannot secure sufficient funding it may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions, spectrum bids and other growth opportunities.

The Company may experience difficulties in maintaining its existing network, as well as in constructing, upgrading and introducing new technologies, such as WiMAX, into networks, which could adversely affect customer satisfaction, increase subscriber churn and reduce the Company’s revenues.

KeyOn’s success depends on providing affordable and reliable broadband access, as well as related services. If the number of subscribers using its network and the complexity of its services increase, the Company will require more infrastructure, network and customer service resources to maintain the quality of its services. Consequently, the Company may be required to make substantial investments to construct and improve its facilities and equipment and to upgrade its technology and network infrastructure. This is particularly true in connection with the WiMAX networks the Company intends to pursue. If KeyOn does not implement these developments and network upgrades successfully, or if it experiences inefficiencies, operational failures, or unforeseen costs during implementation, the quality of the Company’s services could decline.

The Company may experience quality deficiencies, cost overruns and delays in implementing its network improvements and expansion, in maintenance and upgrade projects, including slower than anticipated technology migrations. In addition, KeyOn typically is required to obtain rights from land, building or tower owners to install its antennae and other equipment to provide service to its subscribers. The Company may not be able to obtain, on terms acceptable to itself, or at all, the rights necessary to construct its network and expand its services.

KeyOn also faces challenges in managing and operating its networks. These challenges include operating, maintaining and upgrading network and customer premises equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of its business, while providing reliable network service at expected speeds and quality. The Company’s failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase its costs and decrease its revenues.

The Company does not obtain and maintain rights to use licensed spectrum in its targeted markets which could negatively impact its ability to execute its business strategy. To the extent KeyOn secures licensed spectrum, it faces increased operational costs and greater regulatory scrutiny.

In certain markets, the Company intends to provide mobile or nomadic service by using technologies such as WiMAX and licensed spectrum. If other unlicensed spectrum bands, such as 3.65 GHz are insufficient to use for the deployment of such services, the Company may need to secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of management resources, and may require the Company to incur significant indebtedness or secure additional capital. KeyOn may not be successful in its efforts to secure spectrum acquisition financing or be able to acquire, lease or maintain, either from third parties or through a licensed spectrum auction, the spectrum necessary to execute its strategy.

Licensed spectrum, whether owned or leased, poses additional risks, including:

•	adverse changes to regulations governing spectrum rights;

•	the risk that spectrum acquired or leased will not be commercially usable or free of damaging interference from licensed or unlicensed operators in the Company’s or adjacent bands;

•	failure of the Federal Communications Commission or other regulators to renew spectrum licenses as they expire;

•	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases are, or may be, conditioned;

•	increases in spectrum acquisition costs;

•	uncertainty in obtaining the equipment required to use the licensed spectrum;

•	increases in capital expenses associated with new equipment required to utilize the licensed spectrum;

•	contractual disputes with, or the bankruptcy or other reorganization of the license holders, which could adversely affect control over the spectrum subject to such licenses.

Depending upon the geographic market, some of the Company’s competitors are better established and have engineering, sales and marketing resources that are significantly greater than the Company has, which may make it difficult to attract and retain subscribers.

As a general matter, the market for broadband and related services is highly competitive, and KeyOn may compete with other companies in its markets. Some of these competitors are well established with larger and better-developed networks and support systems, longer-standing relationships with customers, greater name recognition and greater financial, technical and marketing resources than the Company has. As a result, KeyOn’s competitors may reduce the prices of their services significantly or may offer broadband connectivity packaged with other services. The Company may not be able to reduce its prices or otherwise combine its services with other services, which may make it more difficult to attract and retain subscribers.

The Company’s competitors include:

•	cable operators offering broadband Internet connectivity services and voice communications;

•	incumbent and competitive local exchange carriers providing DSL services;

•	wireless Internet service providers using licensed or unlicensed spectrum;

•
third generation, or 3G, cellular, personal communications service, or PCS, and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over the Company’s services;

•	Internet service providers offering dial-up Internet connectivity;

•	municipalities and other entities operating free or subsidized wireless broadband networks;

•	providers of VoIP telephone services;

•	satellite providers offering or developing broadband connectivity; and

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines.

Other existing and prospective competitors may adopt technologies or business plans similar to KeyOn’s, or seek other means to develop services competitive with the Company, particularly if the Company’s services prove to be attractive in its target markets. This competition may make it difficult for the Company to attract and retain subscribers.

The Company utilizes unlicensed spectrum, which is subject to intense competition, low barriers of entry and potential interference from multiple competing users.

The Company presently utilizes primarily unlicensed spectrum in connection with its broadband service offerings. While unlicensed spectrum is regulated by the Federal Communications Commission, it is available to multiple simultaneous users and may be subject to interference, which may reduce the quality of the service provided to subscribers. The availability of unlicensed spectrum is limited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum used by KeyOn currently or may in the future utilize, threatening its ability to reliably deliver services.

The Company relies on third party sales representatives to assist in selling its services, and the failure of these representatives to perform as expected could reduce the Company’s future sales.

KeyOn sells its services to some of its customers through third party sales representatives. However, the Company’s relationships with some of these third party sales representatives are relatively new and it is unable to predict the extent to which its third party sales representatives will be successful in marketing and selling the Company’s services. Moreover, many of KeyOn’s third party sales representatives also market and sell competing products. The Company’s third party sales representatives may terminate their relationships with the Company at any time, or with short notice and may give greater attention to the products sold by KeyOn’s competitors. KeyOn’s future performance will also depend, in part, on its ability to attract additional third party sales representatives that will be able to market the Company’s services effectively, especially in markets in which KeyOn has not previously distributed services. If the Company cannot retain its current third party sales representatives and recruit additional or replacement third party sales representatives, its revenues and operating results could be harmed.

The Company relies on a limited number of third party suppliers that produce its network and customer premise equipment, and occasionally install or service its network sites. The Company is also currently using one or more third-party providers to supply the Company with certain aspects of its video and VoIP services. If these companies fail to perform or experience delays, shortages or increased demand for their services, KeyOn may face a shortage of components, increased costs, and may be required to suspend its network deployment and its product and service introduction.

In addition to the personnel the Company has on staff, KeyOn also depends on a limited number of third party suppliers to produce and deliver services required for its networks. The Company does not maintain any long-term supply contracts with its equipment manufacturers and distributors. In addition, KeyOn relies on providers of Internet bandwidth in order to transport data traffic on its networks onto the public Internet. If a manufacturer or other provider does not satisfy KeyOn’s requirements, or if KeyOn loses a manufacturer or any other significant provider, it may have insufficient network equipment for delivery to subscribers and for installation or maintenance of its infrastructure, and the Company may be forced to suspend the deployment of its network and enrollment of new subscribers, thus impairing future growth. KeyOn also currently contracts with third-party providers for certain video and VoIP services and relies on those services to be compliant with all relevant regulatory requirements. To the extent these third-party providers are unable to meet either KeyOn’s or the regulatory requirements, KeyOn may be forced to suspend the deployment of these services, thus impairing future revenue growth.

The Company’s inability to use shares of its common stock or to obtain capital to finance future acquisitions could impair the growth and expansion of its business.

The extent to which KeyOn will be able or willing to use shares of its common stock to consummate acquisitions will depend on:

•	the market value of the Company’s securities, which will vary;

•	liquidity, which is presently limited; and

•	the willingness of potential sellers to accept shares of the Company’s common stock as full or partial payment for their business.

Using shares of KeyOn’s common stock for this purpose may also result in significant dilution to the Company’s then existing stockholders. To the extent that the Company is unable to use its common stock to make future acquisitions, KeyOn’s ability to grow through acquisitions may be limited to the extent that the Company is able to raise capital through debt or additional equity financings. The Company may not be able to obtain the necessary capital to finance any acquisitions. If KeyOn is unable to obtain additional capital on acceptable terms, or at all, KeyOn may be required to reduce the scope of acquisition-driven expansion plans or redirect resources previously committed to other purposes.

The Company depends on the continued availability of leases for the deployment of its communications equipment.

KeyOn has either constructed or acquired networks in each of the markets it serves. Networks are typically built by installing antennae on rooftops, cellular towers and other elevated structures pursuant to lease agreements that allow the Company to collocate its equipment. In the markets where the Company builds networks itself, it typically seeks five-year initial terms for its leases with multiple three to five year renewal options. Such renewal options are generally exercisable at KeyOn’s discretion before the expiration of each term. If the leases the Company enters into or assume by way of acquisition are terminated or if the owners of these structures are unwilling to continue to enter into leases with KeyOn in the future, KeyOn would be forced to seek alternative arrangements with other providers. If KeyOn is unable to continue to obtain or renew such leases on satisfactory terms, its business would be harmed.

The Company’s business depends on strong brands, and if it does not maintain and enhance its brand, the Company’s ability to attract and retain subscribers may be impaired and its business and operating results may be harmed.

KeyOn believes that its brands are a critical part of its business. Maintaining and enhancing the Company’s brands may require substantial investments with no assurance that these investments will be successful. The Company currently markets under the “KeyOn,” “SpeedNet” and “SIRIS” brands, and if it incurs significant expenses in promoting and maintaining these brands, KeyOn’s business, prospects, operating results and financial condition may be harmed. KeyOn anticipates that maintaining and enhancing its brands may become increasingly competitive, difficult and expensive.

KeyOn might not have sufficient capital or generate enough cash flow to service interest obligations or repay its indebtedness.

As of February 8, 2008, the Company had an outstanding promissory note payable of $4,500,000, which matures on August 4, 2008 and is extendable to February 4, 2009 at the Company’s option. The note bears interest at a variable rate equal to 2.5 percentage points above the lender’s prime rate, with an initial interest rate of 8.75%. If KeyOn is unable to secure additional financing at acceptable terms or generate sufficient cash flow from operations, the Company might not have adequate capital for interest payments or for principal repayment. In addition, while it is outstanding, the promissory note contains prohibitions on the Company’s ability to secure additional debt or grant future security interests with respect to the Company’s assets. These limitations may limit KeyOn’s ability to obtain additional financing, withstand downturns in its business and take advantage of business and strategic opportunities.

The licensing of additional spectrum in the Company’s markets by the Federal Communications Commission could introduce additional competition.

The Federal Communications Commission regulates the spectrum bands in which KeyOn and its competitors operate. The Federal Communications Commission can make additional spectrum available for use or change the way existing spectrum is used, which may result in additional competitors entering the Company’s markets and providing services that may directly compete with the Company’s offerings. In particular, the Federal Communications Commission has offered several blocks of spectrum in the 700 MHz frequency range during Auction 73 which began on January 24, 2008. This frequency range is suitable for offering data, voice and video services in rural areas. As a result, the licensing and eventual build out of this spectrum may bring additional competition to KeyOn’s principal markets.

Excessive customer churn may adversely affect the Company’s financial performance by slowing customer growth, increasing costs and reducing revenue.

The successful implementation of KeyOn’s business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using KeyOn’s services. Customer churn could increase as a result of:

•	personal economic conditions;

•	customers moving out of the Company’s geographic coverage area;

•	interruptions to the delivery of services to customers over the Company’s network;

•	billing errors and/or general reduction in the quality of the Company’s customer service;

•	competitors offering additional, desired service offerings that the Company does not offer; and

•
the availability of competing technology, such as cable modems, DSL, third-generation cellular, satellite, wireless Internet service and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by the Company.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

Interruption or failure of the Company’s networks, which in certain rural markets are often subject to severe weather such as storms or tornados, could impair the Company’s ability to provide its services, which could damage the Company’s reputation and harm operating results.

KeyOn’s services depend on the continuing operation of its networks. The Company has experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption, as a result of severe weather or otherwise, adversely affects the Company’s ability to operate its business and could result in an immediate loss of revenues. If KeyOn experiences frequent or persistent system or network failures, regardless of the reason, KeyOn’s reputation could be permanently harmed. The Company may need to make significant capital expenditures to increase the reliability of its systems, but these capital expenditures may not achieve the results the Company expects.

The success of the Company’s business depends on the continuing contributions of its key personnel and the Company’s ability to attract, train and retain highly qualified personnel.

KeyOn is highly dependent on the continued services of its chief executive officer and president, Jonathan Snyder, its chief operating officer, A. Robert Handell, and its executive vice president, Sid Ganju. Loss of the services of any of these individuals could adversely impact KeyOn’s operations. While KeyOn maintains a "key man" insurance policy for Jonathan Snyder, neither Jonathan Snyder, A. Robert Handell nor Sid Ganju are currently bound by employment agreements. The Company expects that Messrs. Snyder, Handell and Ganju will enter into employment agreements in the near future, but KeyOn can provide no assurances. As a result, the Company cannot guarantee that either of these persons will stay with the Company for any definite period.

In addition, to successfully introduce its services in new markets and grow its business in existing markets, KeyOn must be able to attract, train, motivate and retain highly skilled and experienced employees. In particular, qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy customer requirements. The Company may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of skilled personnel or the KeyOn’s inability to hire or retain sufficient skilled personnel at competitive rates of compensation could impair KeyOn’s ability to successfully grow its business and retain its existing customer base.

The Company may not be able to effectively control and manage its growth, which would negatively impact its operations.

The Company may face challenges in managing expanding service offerings and in integrating acquired businesses. Such eventualities will increase demands on KeyOn’s existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect the Company’s operations and cause administrative inefficiencies.

If unauthorized persons gain access to the Company’s network, subscribers may perceive its network and services as not secure, which may adversely affect the Company’s ability to attract and retain subscribers and expose the Company to liability.

Although KeyOn takes certain measures to guard against unauthorized access to its network, it may be unable to anticipate or implement adequate preventive measures against unauthorized access. Unauthorized parties may overcome the Company’s encryption and security systems and obtain access to data on its network, including on a device connected to its network. In addition, because KeyOn operates and controls its network and its subscribers' Internet connectivity, unauthorized access of KeyOn’s network could result in damage to its network and to the computers or other devices used by KeyOn’s subscribers. An actual or perceived breach of network security, regardless of whether the breach is the Company’s fault, could harm public perception of the effectiveness of its security measures, adversely affect the ability to attract and retain subscribers, expose the Company to significant liability and adversely affect the Company’s business prospects.

In providing the Company’s services, the Company could infringe on the intellectual property rights of others, which may cause the Company to engage in costly litigation and, if the Company does not prevail, could also cause the Company to pay substantial damages and prohibit the Company from selling its services.

Third parties may assert infringement or other intellectual property claims against KeyOn. The Company may have to pay substantial damages, including damages for past infringement if it is ultimately determined that the Company’s services infringe a third party's proprietary rights. Further, KeyOn may be prohibited from selling or providing some of its services before it obtains additional licenses, which, if available at all, may require KeyOn to pay substantial royalties or licensing fees and divert much needed financial resources. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against KeyOn could cause the Company’s business to be harmed and the Company's stock price to decline.

Risks Relating to the Company’s Industry

The industry in which the Company operates is continually evolving. The Company’s services may become obsolete, and it may not be able to develop competitive services on a timely basis or at all.

The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and regulatory requirements. The Company believes that its success depends on its ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. The Company faces a number of difficulties and uncertainties associated with its reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services to the Company’s targeted markets;

•	competition from better capitalized service providers using more efficient, less expensive technologies, including services not yet invented or developed to the Company’s targeted markets;

•	the Company’s inability to develop a spectrum portfolio and offer advanced data services in a timely and cost efficient manner;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner; and

•	uncertainty of timing with respect to a migration toward standards-based technology, requiring substantial capital expenditures.

As the services offered by the Company and its competitors develop, residential and business customers may not accept the Company’s services as a commercially viable alternative to other means of delivering broadband or wireless broadband services. As a result, the Company’s services may become obsolete, and the Company may be unable to develop competitive services on a timely basis, or at all.

The Company is subject to extensive regulation that could limit or restrict its activities. If the Company fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, and past due fees and interest, which may adversely affect the Company’s financial condition and results of operations.

The Company’s business, including the acquisition, lease, maintenance, and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security and consumer laws also apply to the Company’s business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services the Company is able to offer and may impact the rates, terms and conditions of the Company’s services. Regulation of companies that offer competing services, such as cable and DSL providers and telecommunications carriers, also affects the Company’s business.

The Company believes that it is not required to register with the Universal Service Administrative Company, or the USAC, as a seller of telecommunications, nor is it required to collect universal service fund, or USF, fees from its customers or to pay USF fees directly. It is possible, however, that the Federal Communications Commission may assert that the Company is a seller of telecommunications and that it is required to register and pay USF fees on some or all of the Company’s gross revenues. Although the Company would contest any such assertion, the Company could become obligated to pay USF fees, interest and penalties to USAC with respect to its gross revenues, past and/or future, from providing telecommunications and the Company may be unable to retroactively bill its customers for past USF fees.

In addition, the Federal Communications Commission or other regulatory authorities may in the future restrict the Company’s ability to manage subscribers' use of its network, thereby limiting the Company’s ability to prevent or address subscribers' excessive bandwidth demands. To maintain the quality of its network and user experience, the Company may manage the bandwidth used by its subscribers' applications, in part by restricting the types of applications that may be used over the Company’s network. If the Federal Communications Commission or other regulatory authorities were to adopt regulations that constrain the Company’s ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of its services for all subscribers. Such decline in the quality of the Company’s services could harm its business.

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where the Company already has rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to the Company’s bandwidth, frequency capacity, facilities or services. The Company may not be able to obtain or retain any required license, and it may not be able to renew a license on favorable terms, or at all.

Wireless broadband services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply to similar companies and the impact of such regulations on the Company’s competitive position are presently unknown and could be detrimental to its business and prospects.

Risks Relating to the Company’s Common Stock

A significant number of the Company’s shares will be eligible for sale and their sale or potential sale may depress the market price of the Company’s common stock.

Sales of a significant number of shares of the Company’s common stock in the public market could harm the market price of its common stock. In connection with the Company’s August 9, 2007 private placement and reverse merger, the Company issued 7,201,769 shares of its common stock that could become available for resale as soon as August 2008 under Rule 144 or earlier if a registration statement covering the resale of such shares is filed and declared effective. As these shares and as additional shares of the Company’s common stock become available for resale in the public market, the supply of common stock will increase, which could decrease its price.

In addition, if the Company’s stockholders sell substantial amounts of its common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of the Company’s common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for the Company to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate.

The Company became public by means of a reverse merger, and as a result the Company is subject to the risks associated with the prior activities of the public company.

Additional risks may exist because the Company became public through a reverse merger with a public shell company that did not have significant operations or assets prior to the time of the transaction. The public shell corporation was a development stage company from the time of its inception until the time of the merger on August 9, 2007. For approximately 3 years prior to the merger, the public shell corporation had no significant business operations and generated nominal revenues. The Company may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with the public shell company in connection with future matters that could be costly or difficult to secure. Although the Company performed a due diligence review of the public shell company, the Company may still be exposed to undisclosed liabilities resulting from its prior operations and the Company could incur losses, damages or other costs as a result.

The Company has not paid dividends in the past and do not expect to pay dividends in the future. Any return on your investment may be limited to the value of the Company’s common stock.

The Company has never paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The payment of dividends on its common stock will depend on the Company’s earnings, financial condition and other business and economic factors as the board of directors may consider relevant. If the Company does not pay dividends, its common stock may be less valuable because a return on your investment will only occur if the Company’s stock price appreciates.

The Company’s common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of its common stock.

There has been very limited trading in the Company’s common stock and there can be no assurance that an active trading market in its common stock will either develop or be maintained. The Company’s common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the Company’s operating performance. In addition, the Company believes that factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of its common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that the Company will have poor results in the future. The Company cannot predict the actions of market participants and, therefore, can offer no assurances that the market for its stock will be stable or appreciate over time.

Risks Relating to the Company’s Organization

The Company’s executive officers and directors own a substantial amount of the Company’s common stock and, therefore, exercise significant control over its corporate governance and affairs, which may result in their taking actions with which you do not agree.

The Company’s executive officers and directors, and entities affiliated with them, control approximately 36% of the Company’s outstanding common stock, including exercisable stock options held by them. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of the Company’s stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control, which might be in your best interest, but which might negatively affect the market price of the Company’s common stock.

The Company is subject to financial reporting and other requirements for which the Company’s accounting, internal audit and other management systems and resources may not be adequately prepared.

On August 9, 2007, the Company became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404, the Company will be required, starting in the fiscal year ending December 31, 2008, to conduct an annual management assessment of the effectiveness of its internal controls over financial reporting and to obtain a report by its independent auditors addressing these assessments. The requirements of these rules and regulations will increase the Company’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will place significant demands on management, administrative, operational, internal audit and accounting systems and resources. In connection with these requirements, the Company anticipates that it will need to:

•	upgrade its systems;

•	implement additional financial and management controls, reporting systems and procedures;

•	implement an internal audit function; and

•	hire additional accounting, internal audit and finance staff.

If the Company is unable to accomplish these objectives in a timely and effective fashion, the Company’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on the Company’s ability to manage its business and on its stock price.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about The Company’s business, its stock price and trading volume could decline.

The trading market for the Company’s common stock will depend in part on the research and reports that securities or industry analysts publish about the Company or its business. The Company does not currently have research coverage by securities and industry analysts. If the Company obtains securities or industry analyst coverage and if one or more of the analysts who covers the Company downgrades the Company’s stock or publishes inaccurate or unfavorable research about the Company’s business, its stock price would likely decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on the Company regularly, demand for its stock could decrease, which could cause the stock price and trading volume to decline.

Item 7. Financial Statements.

See the Company’s financial statements beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T). Controls and Procedures.

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, the Company was unable to conclude that its disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2007), in ensuring that material information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that it will have effective internal controls to meet this requirement prior to the filing of its annual report for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

As a result of a recent merger, change in management and other factors, the Company did not have a reasonable period of time to design, implement and test compliance of its internal control over financial reporting. As a result, this annual report does include an assessment by its management of the internal control over financial reporting as of December 31, 2007, as noted above.

The Company is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company is in the process of designing such internal controls and procedures over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of the Company’s board of directors and the Company’s executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Jonathan Snyder	36	Chief Executive Officer, President and Director
Jerome Snyder	67	Chairman of the Board of Directors
Annette Eggert	42	Chief Financial Officer
A. Robert Handell	61	Executive Vice President, Chief Operating Officer, Secretary and Director
Jason Lazar	34	Vice President, Corporate Development and General Counsel
Sidharth Ganju	48	Executive Vice President, Corporate Development and Strategy
Rory Erchul	36	Vice President, Marketing
David Bailey	50	Vice President, Western Region
R.C. Mark Baker	61	Director
Jeffrey Scott Rice	41	Director
Jason K. Horowitz	36	Director
Curtis W. Anderson	58	Director

Jonathan Snyder, President, Chief Executive Officer and Director. Mr. Snyder has served as the Company’s president, chief executive officer and as a director since August 2007. Mr. Snyder has been the president, chief executive officer and a director of KeyOn Communications, Inc. since February 2002. From May 2001 through June 2005, Mr. Snyder served as chairman of Transistor 8 LLC, a Santa Monica, California-based IT services firm. From 1996 through 1999, Mr. Snyder was a member of Pacific Capital Group, Inc. From 1994 through 1996, Mr. Snyder was an investment banker at Bear, Stearns & Co. Inc. While at Pacific Capital Group, Inc., Mr. Snyder was a founding shareholder of and former management executive at Global Crossing Limited. Mr. Snyder is a graduate of the Wharton School of Business at the University of Pennsylvania and earned his MBA from the Anderson School at UCLA.

Jerome Snyder, Chairman of the Board of Directors. Mr. Snyder has served as the Company’s chairman since August 2007. Mr. Snyder has served as chairman of KeyOn Communications, Inc. since 2004. Mr. Snyder has been an attorney since 1964 and is a founder and principal of companies in Nevada and regionally, including the predecessor to the Palace Station Hotel and Casino (now Station Casinos), Sun State Bank, Sun West Bank, Integrated Financial Associates, Medivisit, Border Billboard, Triple Crown of Polo, restaurants, and numerous professional, commercial and residential real estate developments.

Annette Eggert, Chief Financial Officer. Ms. Eggert has served as the Company’s chief financial officer since August 2007. Ms. Eggert has been the chief financial officer of KeyOn Communications, Inc. since June 2007. From March 2005 through June 2007, Ms. Eggert was the controller for the Interpublic Group Shared Services organization in Omaha, Nebraska. From December 2002 through March 2005, Ms. Eggert was the controller of Connectivity Solutions Manufacturing, Inc., a wholly owned subsidiary of CommScope, Inc. and from October 1990 though December 2002, Ms. Eggert held various finance and accounting positions at Connectivity Solutions Manufacturing, Inc. Ms. Eggert is a licensed CPA and holds an MBA from the University of Nebraska.

A. Robert Handell, Executive Vice President, Chief Operating Officer, Secretary and Director. Mr. Handell has served as the Company’s executive vice president, chief operating officer, secretary and as a director since August 2007. Mr. Handell has served as a director of KeyOn Communications, Inc. since December 2004 and as chief operating officer since January 2007. From July 2002 through December 2006, Mr. Handell served as president and as a director of CalNevAr Ventures, Inc., an entity formed to provide operational consulting services to KeyOn Communications, Inc. From May 2000 through July 2003, Mr. Handell served as chief executive officer and president of BroadLink Communications Inc., a high-speed wireless data network operator headquartered in Santa Rosa, California. From April 1997 through April 2000, Mr. Handell served as president of Edison Source, an Edison International company. From January 1996 through June 1997, Mr. Handell served as president and chief executive officer of AccessLine Technologies Inc., a provider of personal number software and systems to telecommunications carriers. From July 1991 through December 1995, Mr. Handell served as executive vice president and chief operating officer of BellSouth MobileComm and from April 1987 through June 1991, Mr. Handell served as vice president of sales, marketing and customer service at Bell Atlantic Mobile Systems.

Jason Lazar, Vice President, Corporate Development and General Counsel. Mr. Lazar has served as the Company’s vice president, corporate development and general counsel since August 2007. Mr. Lazar was the director of corporate development of KeyOn Communications, Inc. from March 2002 to June 2006 and has been the vice president, corporate development and general counsel of KeyOn Communications, Inc. since June 2006. From May 2000 through March 2002, Mr. Lazar served as a director of ITU Ventures, a leading early-stage venture capital firm with more than $75,000,000 under management. Mr. Lazar holds a B.A. form Lehigh University and a J.D. from the Benjamin N. Cardozo School of Law at Yeshiva University.

Sidharth Ganju, Executive Vice President, Corporate Development and Strategy. Mr. Ganju has served as the Company’s executive vice president, corporate development and strategy since October 2007. From 1988 through October 2007, Mr. Ganju held various management positions at BellSouth Corporation, including executive director, corporate development from 1998 through October 2007. From 1993 through 1997, Mr. Ganju held various positions at the wireless and the international divisions of BellSouth Corporation, serving as a director of BellSouth Wireless from 1996 through 1997, a director, business development at BellSouth International from 1994 through 1996, and a director, paging and wireless strategy at BellSouth Enterprises from 1993 through 1994. From 1988 through 1992, Mr. Ganju was a senior manager, business planning and pricing at MobilComm, a subsidiary of BellSouth Corporation. Mr. Ganju holds a B.S. in electrical engineering from University of Delhi, India and earned his MBA from the University of Mississippi. Mr. Ganju is a chartered financial analyst (CFA).

Rory Erchul, Vice President, Marketing. Mr. Erchul has served as the Company’s vice president of marketing since August 2007. Mr. Erchul has been the vice president of marketing of KeyOn Communications, Inc. since July 2007. From December 2006 through June 2007, Mr. Erchul served as vice president of marketing and customer service for Allegiance Communications, LLC, a rural cable company based in Shawnee, Oklahoma. From February 2004 to December 2006, Mr. Erchul served as regional manager for KeyOn Communications, Inc.'s Idaho operations. From April 2001 to February 2004, Mr. Erchul served as marketing director for Cable ONE, Inc. in Pocatello, Idaho. From January 1998 to April 2001, Mr. Erchul served as marketing director for Cable ONE, Inc. in Norfolk, Nebraska and from February 1994 to January 1998 as marketing assistant and telemarketing manager for Cable ONE, Inc. in Fargo, North Dakota. Mr. Erchul holds a B.S. from Moorhead State University.

David Bailey, Vice President, Western Region. Mr. Bailey has served as the Company’s vice president, western region since August 2007. Mr. Bailey has been the vice president, western division of KeyOn Communications, Inc. since July 2007. From June 2005 to June 2007, Mr. Bailey served as general manager for KeyOn Communications, Inc.'s Colorado, Idaho and Iowa operations. From March 2001 to June 2005, Mr. Bailey served as the director of Ridge Communications LLC, a Denver, Colorado-based telecommunications services firm. From November 1991 to March 2001, Mr. Bailey served as regional director for Ericsson, managing operations and developing new business with BellSouth Corp. and Qwest Communications International Inc. From May 1988 to November 1991, Mr. Bailey served as a product marketing engineer for Hewlett-Packard Company in Colorado Springs, Colorado. Mr. Bailey holds a B.S. from Mesa State College.

R.C. Mark Baker, Director. Mr. Baker has served as a director since August 2007. Mr. Baker has served as a director of KeyOn Communications, Inc. since April 2005. Since September 2003, Mr. Baker has served as chief executive officer of Touchstone Systems, Inc., a supplier of VoIP termination services to Tier 1 and Tier 2 customers around the world. Since 2003, Mr. Baker has also been a director of Cornerstone-On-Demand Inc., a California based provider of human capital management solutions. From November 1999 to January 2003, Mr. Baker served as a director of Ionex Telecommunications, Inc., a competitive local exchange carrier, and from July 1999 to July 2002, Mr. Baker served as its president and chief executive officer. From June 1998 to March 1999, Mr. Baker served as chief executive officer of USA Global Link GmbH. From December 1993 to June 1998, Mr. Baker held various senior positions with AT&T Inc., including executive vice president — international and vice president international traffic management, and from November 1989 to September 1992, Mr. Baker served as president and chief executive officer of British Telecom North America.

Jeffrey Scott Rice, Director. Mr. Rice has served as a director since August 2007. Mr. Rice has served as a director of KeyOn Communications, Inc. since April 2005. From January 1999 through October 2004, at which time it was sold, Mr. Rice was chairman and chief executive officer of OneWest, Inc., one of the largest privately held regional Internet service providers in the Intermountain West. From December 1997 through January 1999, Mr. Rice served as a principal and founding partner of Diabetic Sense, Inc. (a Catalyst Rx Company), a diabetic management company based in Las Vegas, Nevada. From March 1995 though October 1997, Mr. Rice served as a director of sales for APB America, Inc., a national pharmacy benefits management company.

Jason K. Horowitz, Director. Mr. Horowitz has served as a director since October 2007. Since February 2005, Mr. Horowitz has served as senior vice president of business and legal affairs of CKX, Inc. (Nasdaq: CKXE), a diversified media company. From August 2000 to February 2005, Mr. Horowitz was the vice president of legal affairs of FXM, Inc., a private investment firm. From October 1999 to July 2000, Mr. Horowitz was associate counsel for SFX Entertainment, Inc., the world's largest presenter and promoter of live entertainment. Mr. Horowitz received a B.A. from the University of Pennsylvania and a J.D. from Fordham University School of Law. Mr. Horowitz is a member of the advisory board of Steppingstone Day School, a not for profit school for handicapped babies and preschoolers.

Curtis W. Anderson, Director. Mr. Anderson has served as a director since October 2007. Since 1988, Mr. Anderson has served as chief executive officer of Fair, Anderson, & Langerman, a certified public accounting and business advisory firm. In addition, Mr. Anderson is a founder and director of Service 1st Bank of Nevada and is an experienced real estate developer and business investor. Mr. Anderson is also active in numerous several civic associations and currently serves on the board of Opportunity Village, a not-for-profit that serves people with intellectual disabilities, and the Las Vegas Art Museum. Mr. Anderson is a licensed CPA and received a B.S. from the University of Notre Dame.

Except for Jerome Snyder and Jonathan Snyder, who are father and son, respectively, there are no family relationships among the Company’s directors or executive officers.

Board Committees

Since October 2007, the standing committees of the Company’s board of directors consist of an audit committee, a compensation committee and a nominating committee. Each member of the Company’s committees is "Independent" as such term is defined under and required by the federal securities laws and the rules of The Nasdaq Stock Market.

Audit Committee

The audit committee of the board of directors is currently comprised of Messrs. Anderson, Baker and Rice, each of whom is an independent director. Mr. Anderson is a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B and serves as chairman of the audit committee. The audit committee's duties are to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The compensation committee of the board of directors is currently comprised of Messrs. Rice and Horowitz. The compensation committee reviews and approves the Company’s salary and benefits policies, including compensation of executive officers. The compensation committee also administers the Company’s stock option plans and recommends and approves grants of stock options under such plans.

Nominating Committee

We established a nominating committee of the board of directors, currently comprised of Messrs. Horowitz and Baker. The nominating committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping the Company’s corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies.

Code of Ethics

We have adopted a written code of ethics and business conduct that applies to the Company’s directors, executive officers and all employees. The Company intends to disclose any amendments to, or waivers from, the Company’s code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission by filing such amendment or waiver with the Securities and Exchange Commission. This code of ethics and business conduct can be found in the corporate governance section of the Company’s website, www.keyon.com. The Company shall provide to any person without charge a copy of its code of ethics, upon written request to the following address: KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164, Attention: General Counsel.

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Jonathan Snyder, the Company’s chief executive officer, A. Robert Handell, the Company’s executive vice president, chief operating officer and secretary and Jason Lazar, the Company's vice president of corporate development and general counsel, whom the Company jointly refers to as the "named executive officers." Except for Messrs. Handell, Snyder and Lazar, no other executive officer received annual remuneration in excess of $100,000 during 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Jonathan Snyder	2007	112,269	—	337,402	—		449,671
President and Chief Executive Officer (principal executive officer)	2006	—	—	—	—		—

A. Robert Handell	2007	122,686	—	99,796	—		222,482
Executive Vice President and Chief Operating Officer	2006	—	—	—	125,000	(2)	125,000

Jason Lazar	2007	95,876	—	99,796	—		195,852
Vice President, Corporate Development and General Counsel	2006	70,000	—	—	—		70,000

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. For information regarding the Company’s valuation of option awards, see “Critical Accounting Policies — Stock-Based Expense.”

(2)
During the fiscal year ended December 31, 2006, the Company paid CalNevAr Ventures, Inc., an entity formed to provide operational consulting services to the Company and with respect to which A. Robert Handell and his family are the sole stockholders, consulting fees of $125,000.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to the Company’s named executive officers as of December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Jonathan Snyder	—	75,000	(1)	4.00	08/08/2017

A. Robert Handell	—	37,500	(1)	4.00	08/08/2017

Jason Lazar	—	37,500	(1)	4.00	08/08/2017

(1) These options shall become exercisable in full on August 9, 2008.

2007 Incentive Stock and Awards Plan

On August 9, 2007, the Company’s board of directors and stockholders adopted the 2007 Incentive Stock and Awards Plan. The purpose of the 2007 Incentive Stock and Awards Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the 2007 Incentive Stock and Awards Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Incentive Stock and Awards Plan is administered by the Company’s board of directors. Upon consummation of the Company’s reverse merger on August 9, 2007, the Company granted options to purchase common stock under the 2007 Incentive Stock and Awards Plan to the following executive officers:

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration
Jonathan Snyder	75,000	$4.00	100% on the one year anniversary of the grant date	10 years from date of grant

A. Robert Handell	37,500	$4.00	100% on the one year anniversary of the grant date	10 years from date of grant

Jason Lazar	37,500	$4.00	100% on the one year anniversary of the grant date	10 years from date of grant

Director Compensation

The following table summarizes the compensation awarded to the Company’s directors in 2007:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Jeffrey Scott Rice	—	77,218	77,218

R.C. Mark Baker	—	77,093	77,093

Curt Anderson	—	12,500	12,500

Jerome Snyder	—	15,000	15,000

Jason Horowitz	—	12,250	12,250

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. For information regarding the Company’s valuation of option awards, see “Critical Accounting Policies — Stock-Based Expense.”

During June 2007, KeyOn Communications, Inc. ratified the grant of 1,000 options to each of its directors who were not stockholders of KeyOn Communications, Inc. These options were awarded for service commencing in April 2005 and vested through April 2009, half of which options have vested. In connection with the Company’s reverse merger on August 9, 2007, each of these directors, who are now the Company’s directors, exchanged his 1,000 options to purchase common stock of KeyOn Communications, Inc., at an exercise price of $75 per share, for 60,443 options to purchase the Company’s common stock at an exercise price of $2.48 per share.

Each director receives an annual retainer fee of $40,000, payable 80% in equity and 20% in cash.  However, each director can elect to take up to all of his cash fees in equity.  The equity issued may take any available form, including options or restricted stock at the discretion of each director.  The non-executive chairman receives an additional $20,000 annual fee, payable 100% in equity. All additional compensation to be paid to the members of the committees is paid in equity.  The chairman of the audit committee receives a payment of $10,000 per year.  Each other member of the audit committee receives a payment of $4,000 per year. The chairman of the compensation committee receives a payment of $5,000 per year.  Each other member of the compensation committee receives a payment of $2,500 per year.  The chairman of the nominating and corporate governance committee receives a payment of $4,000 per year.  Each other member of the nominating and corporate governance committee receives a payment of $2,000 per year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 31, 2008 by:

•	each person known by the Company to beneficially own more than 5% of the Company’s common stock;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164. As of December 18, 2007, the Company had 8,249,106 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
Jonathan Snyder	998,461		12.10%
Jerome Snyder	1,188,769	(2)	14.41%
A. Robert Handell	349,063	(3)	4.23%
Jason Lazar	228,872		2.77%
R.C. Mark Baker	63,530	(4)	*
Jeffrey Scott Rice	63,563	(4)	*
Jason Horowitz	10,845	(5)	*
Curtis W. Anderson	10,216	(6)	*
All directors and executive officers as a group (12 persons)	2,933,467		35.56%

* Less than 1%.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2007. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 5,440 shares of common stock issuable upon the exercise of warrants and 79,483 shares of common stock held by Aarken Holdings, LLC, with respect to which Jerome Snyder is the managing member.

(3)	Includes 74,345 shares of common stock that are held jointly by A. Robert Handell and Dani Jo Handell, A. Robert Handell's spouse.

(4)	Represents 45,332 shares of common stock issuable upon the exercise of options.

(5)	Includes 998 shares of common stock issuable upon the exercise of warrants.

(6)	These shares are held by Fair, Anderson & Langerman, with respect to which Mr. Anderson is the chief executive officer and a stockholder.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On January 30, 2007, KeyOn issued a $3,000,000 promissory note to Sun West Bank, pursuant to which Sun West Bank advanced $3,000,000 to us. This note was satisfied in full on February 8, 2008. Repayment under this note was guaranteed by Jonathan Snyder, the Company’s president, chief executive officer and a director, and Barry Becker, a former director who resigned in October 2007. Jerome Snyder, the Company’s chairman, and Steven Shearing agreed to indemnify Jonathan Snyder and Barry Becker for certain obligations under this guaranty. Jerome Snyder is a minority shareholder and director of Sun West Bank.

On February 8, 2008, the Company entered into a Business Loan Agreement and Promissory Note with Sun West Bank, pursuant to which it obtained a loan in the principal amount of up to $4,500,000.00. This loan is evidenced by a promissory note bearing interest at a variable rate equal to 2.5 percentage points above the prime rate of Sun West Bank, with an initial interest rate equal to eight and three quarter percent (8.75%) per annum. Unpaid accrued interest under the note is due and payable monthly commencing March 4, 2008 and all advances due under the loan are due and payable on August 4, 2008, and extendable at the Company’s option, until February 4, 2009. The Company’s obligations under this loan are guaranteed by each of Jerome Snyder, Jonathan Snyder, and Barry Becker. As consideration for providing these guarantees, the Company issued each of Jerome Snyder, Jonathan Snyder and Barry Becker a five year warrant to purchase 208,128 shares of common stock at an exercise price of $4.00 per share, a five year warrant to purchase 69,375 shares of common stock at an exercise price of $6.00 per share and a five year warrant to purchase 69,375 shares of common stock at an exercise price of $8.00 per share.

From 2002 through 2006, A. Robert Handell served as the Company’s chief operating officer pursuant to a consulting agreement the Company entered into with CalNevAr Ventures, Inc., a company controlled by Mr. Handell. During each of 2005 and 2006, the Company paid CalNevAr Ventures, Inc. consulting fees of $125,000 in connection with Mr. Handell serving as the Company’s chief operating officer. In addition to consulting fees, in 2005, the Company loaned CalNevAr Ventures, Inc. approximately $37,500 for additional services, which was forgiven by the Company in 2006.

Director Independence

R.C. Mark Baker, Jeffrey Scott Rice, Curtis W. Anderson and Jason K. Horowitz are independent directors, as provided in Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of August 9, 2007, by and among Grant Enterprises, Inc., KeyOn Acquisition Corp., and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

2.2
Asset Purchase Agreement, dated as of October 18, 2007, by and between KeyOn Communications Holdings, Inc. and MicroLink, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 24, 2007).

3.1
Composite Certificate of Incorporation of KeyOn Communications Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form SB-2/A of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 16, 2007).

3.2
Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.1*
KeyOn Communications Holdings, Inc. 2007 Stock and Awards Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.2*
Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.3*
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.4
Selling Agreement, dated August 6, 2007, by and between KeyOn Communications, Inc. and WFG Investments, Inc. (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.5
Stock Purchase Agreement, date as of August 9, 2007, by and among Grant Enterprises, Inc. and each of Richard S. Carrigan, Aileen D. Carrigan and Patrick E. Carrigan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of August 9, 2007, by and between Grant Enterprises, Inc. and Grant Enterprises, LLC (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.7
Master Electronic Equipment Lease, dated August 18, 2005, by and between Data Sales Company, and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.8
Master Lease Agreement, dated November 9, 2005, by and between Agility Lease Fund I, LLC and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.9
Form of Directors and Officers Indemnity Agreement (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.10
Bridge Note Purchase Agreement, dated as of November 6, 2007, by and between KeyOn Communications Holdings, Inc. and the lenders thereunder (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 7, 2007).

10.11
Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.12
Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.13
Form of Placement Agent Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 5, 2007).

10.14
Form of Private Placement Lock-up Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.15
Business Loan Agreement, dated February 8, 2008, by and between KeyOn Communications Holdings, Inc. and Sun West Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.16
Promissory Note, dated February 8, 2008, issued by KeyOn Communications Holdings. Inc. to Sun West Bank (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.17
Commercial Security Agreement, dated February 8, 2008, by and between KeyOn Communications Holdings, Inc. and Sun West Bank (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.18
Commercial Guaranty, dated February 8, 2008, executed by Jerome Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.19
Commercial Guaranty, dated February 8, 2008, executed by Jonathan Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.20
Commercial Guaranty, dated February 8, 2008, executed by Barry Becker in favor of Sun West Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.21
Form of Warrant issued to Guarantors of Business Loan Agreement with Sun West Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

14.1	Code of Ethics

21.1
Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan.

Item 14. Principal Accountant Fees and Services.

L.L. Bradford & Company, LLC has served as independent registered public accounting firm since August 2007 when KeyOn became a publicly held Company. L.L. Bradford & Company, LLC was also the Company’s independent registered public accounting firm for periods prior to August 2007 when it was privately held.

(1) Audit Fees

L.L. Bradford & Company, LLC billed the Company audit fees in the aggregate amount of $117,000 in the year ended December 31, 2007 and did not bill the Company for any such fees in the year ended December 31, 2006. These fees relate to the audit of the Company’s annual financial statements and the review of the Company’s interim quarterly financial statements.

(2) Audit-Related Fees

L.L. Bradford & Company, LLC, billed the Company audit-related fees in the aggregate amount of $13,750 in the year ended December 31, 2007 and did not bill the Company for any such fees in the year ended December 31, 2006. These fees relate primarily to the auditors review of the Company’s registration statements and related consents, audit of acquired companies or assets and audit related consulting.

(3) Tax Fees

L.L. Bradford & Company, LLC, billed the Company tax fees in the aggregate amount of $7,000 in the year ended December 31, 2007 and did not bill the Company for any such fees in the year ended December 31, 2006.

(4) All Other Fees

No fees of this sort were billed by L.L. Bradford & Company, LLC during 2007 and 2006 and since the Company’s inception in 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: March 31, 2008	By:	/s/ Jonathan Snyder
Jonathan Snyder President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Jonathan Snyder Jonathan Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Annette Eggert Annette Eggert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ Jerome Snyder Jerome Snyder	Chairman of the Board of Directors	March 31, 2008

/s/ A. Robert Handell A. Robert Handell	Director	March 31, 2008

/s/ R.C. Mark Baker R.C. Mark Baker	Director	March 31, 2008

/s/ Jeffrey Scott Rice Jeffrey Scott Rice	Director	March 31, 2008

/s/ Jason K. Horowitz Jason K. Horowitz	Director	March 31, 2008

/s/ Curtis W. Anderson Curtis W. Anderson	Director	March 31, 2008

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
KeyOn Communications Holdings Inc. and Related Entities
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of KeyOn Communications Holdings Inc. and Related Entities as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KeyOn Communications Holdings Inc. and Related Entities as of December 31, 2007, and the results of its activities and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and current liabilities exceed current assets, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC
March 26, 2008
Las Vegas, Nevada

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS	2007

CURRENT ASSETS:
Cash	$316,999
Accounts receivable, net of allowance for doubtful accounts	94,098
Inventories	300,610
Prepaid expenses and other current assets	75,259
Total current assets	786,966

PROPERTY AND EQUIPMENT - Net	4,571,220

OTHER ASSETS
Goodwill	1,738,773
Subscriber base - net	964,787
Trademarks	16,667
Refundable deposits	65,624
Debt issuance costs - net	10,065
Total other assets	2,795,916

TOTAL ASSETS	$8,154,102

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,389,356
Cash overdraft	298,516
Revolving line of credit	100,000
Term loan payable - related party	3,000,000
Current portion of notes payable	149,685
Current portion of deferred rent liability	57,007
Current portion of capital lease obligations	742,562
Deferred revenue	391,193
Total current liabilities	7,128,319

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	200,320
Notes payable, less current maturities	68,525
Capital lease obligations, less current maturities	667,639
Total long term liabilities	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding at December 31, 2007	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
8,249,106 shares issued and outstanding at December 31, 2007	8,249
Additional paid-in capital	13,739,714
Accumulated deficit	(13,658,664)
Total stockholders' equity	89,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,154,102

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007,
	2007	2006
REVENUES
Service and installation revenue	$7,060,343	$2,284,396
Support and other revenue	125,090	146,433

Total revenues	7,185,433	2,430,829

OPERATING COSTS AND EXPENSES
Payroll, bonuses and taxes	3,502,610	1,329,654
Depreciation and amortization	2,572,906	1,063,881
Other general and administrative expense	1,749,643	767,155
Network operating costs	2,523,601	665,259
Marketing and advertising	558,922	234,324
Installation expense	380,944	145,956
Professional fees	1,257,569	111,387
Stock based compensation	1,606,893	13,059

Total operating costs and expenses	14,153,088	4,330,675

LOSS FROM OPERATIONS	(6,967,655)	(1,899,846)

OTHER INCOME (EXPENSE)
Interest income	39,776	11,982
Interest expense	(682,874)	(246,736)
Acquistion expense	-	(72,487)
Minority interest in income	-	713
Total other income (expense)	(643,098)	(306,528)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,610,753)	$(2,206,374)

Net loss per common share--basic and diluted	$(1.18)	$(0.48)

Weighted average common shares outstanding--basic and
diluted	6,452,646	4,551,835

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Warrants Granted for Debt Issuance Costs, March 31,
	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Equity
BALANCE, January 1, 2006 (see Note 1)	4,696,391	$4,553	$4,934,208	$(3,561,980)	$1,376,781

Acquisition - Pocatello, June, 2006	10,000	100	912,600	-	912,700

Acquisition - Minority Interest Pahrump, November, 2006	5,917	59	547,648	(279,557)	268,150
Warrants Granted for Debt Issuance Costs 2006	-	-	38,521	-	38,521
Stock Based Compensation, December, 2006	-	-	13,059	-	13,059
Net loss for the year ended December 31, 2006	-	-	-	(2,206,374)	(2,206,374)

BALANCE, January 1, 2007 (see Note 1)	4,712,308	$4,712	$6,446,036	$(6,047,911)	$402,837

Common Stock Issued for Cash, January 5, 2007	422,617	423	1,607,627	-	1,608,050
Common Stock Exchanged for Professional Services, March 31, 2007	6,861	7	26,098	-	26,105
Common Stock Issued for Mandatorily Converted Notes Payable, January 31, 2007	306,566	307	1,166,253	-	1,166,560
Warrants Granted on Mandatorily Converted Notes Payable	-	-	54,139	-	54,139
Warrants Granted for Debt Issuance Costs, March 31, 2007	-	-	4,586	-	4,586
Stock Based Compensation, March 31, 2007	-	-	4,585	-	4,585

Warrants Granted for Debt Issuance Costs, June 30, 2007	-	-	34,584	-	34,584
Stock Based Compensation, June 30, 2007	-	-	(3,994)	-	(3,994)
Exercise of $.05 Warrants, August 1, 2007	192,906	193	9,509	-	9,702
Exercise of $.0007 Warrants, August 1, 2007	92,055	92	(36)	-	56
Grant of Guaranty Warrants, July, 2007			901,566	-	901,566
Exercise of Guaranty Warrants, August, 2007	225,393	225	(225)	-	-
Stock Option Exercised, July, 2007	816	1	-	-	1
Grant of $.0007 Stock Options, July, 2007	-	-	181,073	-	181,073

Conversion of $.0007 Employee Options to Restricted Stock, August, 2007	640,496	640	(640)	-	-
Common Stock Issued for Professional Services, August 9, 2007	50,000	50	199,950	-	200,000
Common Stock Issued for Cash, August 9, 2007	551,750	552	2,087,948	-	2,088,500
Grant Enterprise Merger Shares	900,001	900	(900)	-	-
Stock Based Compensation, September 30, 2007	-	-	256,644	-	256,644
Warrant Granted for Debt Issuance Costs, September 30, 2007	-	-	10,606	-	10,606
Series A Warrants Exercised, December, 2007	147,336	147	487,303	-	487,450
Stock Based Compensation, December 31, 2007			204,127	-	204,127
Director Stock Based Compensation, December 31, 2007	-	-	62,875	-	62,875
Net loss for the year ended December 31, 2007	-	-	-	(7,610,753)	(7,610,753)

BALANCE, December 31, 2007	8,249,106	$8,249	$13,739,714	$(13,658,664)	$89,299

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATIONS
Net loss	$(7,610,753)	$(2,206,374)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	2,259,166	1,041,963
Amortization expense on subscriber base	313,740	21,918
Stock based compensation expense	1,606,893	13,059
Warrant interest expense	133,847	-
Professional services in exchange for stock	226,105	-

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	25,210	33,247
Inventory	8,056	-
Prepaid expenses and other current assets	48,699	(8,035)
Refundable deposits	(5)	(36,806)
Other assets	66,692	(28,964)
Accounts payable and accrued expenses	1,672,664	(1,320)
Deferred rent liability	(7,673)	-
Deferred revenue	(98,492)	27,265
Net cash flows from operations	(1,355,852)	(1,144,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(819,597)	(36,708)
Acquisition of SpeedNet and Microlnk	(4,118,236)	-
Net cash flows from investing activities	(4,937,833)	(36,708)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from cash overdraft	-	57,434
Payment on cash overdraft	234,656	-
Payments on loans payable to shareholder	(160,000)	160,000
Proceeds from term note payable	3,000,000	-
Payments on notes payable	(27,695)	(54,514)
Proceeds from notes payable	81,993	100,000
Payments on capital lease obligations	(691,702)	(320,678)
Proceeds from notes payable to shareholders		1,065,999
Payments on notes payable to shareholders	(25,000)	(10,000)
Proceeds from stock issuance	4,193,743	-
Net cash flows from financing activities	6,605,995	998,241
NET INCREASE/ (DECREASE) IN CASH	312,309	(182,515)
CASH - Beginning of period	4,690	187,205
CASH - End of period	$316,999	$4,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Acquistion - SpeedNet
Accounts receivable	73,197	-
Prepaid assets	109,913	-
Goodwill	1,282,052	-
Subscriber Base	916,301	-
Trademark	16,667	-
Property and equipment	1,618,459	-
Inventory	308,666	-
Accounts payable and accrued expenses	(180,846)	-
Deferred Revenue	(431,912)	-
Capital lease obligations	(254,242)	-
	$3,458,255	$-

Acquistion - Microlnk
Accounts receivable	28,770	-
Prepaid assets	6,010	-
Goodwill	108,164	-
Subscriber Base	226,264	-
Property and equipment	340,573	-
Accounts payable and accrued expenses	(23,222)	-
Deferred Revenue	(26,577)	-
	$659,981	$-

Acquisition - Minority Interest	$-	$268,150
Stock Acquisition - Pocatello	$-	$912,700
Stock issued to shareholders for notes payable	$1,065,999	$-
Stock issued to shareholders for notes payable interest	$100,561	$-
Common stock exchange for professional services	$226,105	$-
Warrants for debt issuance costs	$45,782	$38,521
Warrant interest expense	$133,847	$-
Stock based compensation	$1,606,893	$13,059
Deferred rent liability for tenant improvement	$265,000	$-
Capital lease obligations for property and equipment	$859,348	$1,017,865

Cash payments for:
Interest	$631,824	$136,485
Tax	$-	$-

See notes to consolidated financial statements.

Note 1 - Organization and Nature of Business

On August 9, 2007, KeyOn Communications, Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with a nominal operating business (the “Merger”). In connection with the Merger, 900,001 shares of Grant remained outstanding and all other outstanding shares of Grant were cancelled. Also, in connection with the Merger, Grant issued 6,650,069 shares of its common stock for all outstanding common stock of KeyOn. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-Merger assets and liabilities of Grant were split off from Grant leaving KeyOn’s business as the surviving operations of Grant. As a result of the transaction, the former owners of KeyOn became the controlling stockholders of Grant and Grant changed its name to KeyOn Communications Holdings, Inc. (“KeyOn Holdings”). Accordingly, the merger of KeyOn and Grant is a reverse merger. Effective on August 9, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of KeyOn Communications Holdings, Inc.

KeyOn Holdings’ shares were previously listed on the OTC Bulletin Board under the symbol “KYCS”. On October 26, 2007, KeyOn Holdings effected a 1-for-2 reverse stock split of the Company’s common stock, par value $0.001 per share and the Company’s ticker symbol was changed to “KEYO” (“Reverse Split”) All common share, option and warrant amounts have been adjusted to reflect the Reverse Split.

KeyOn Communications, Inc. (“KeyOn” or “the Company”), was incorporated on December 16, 2004, under the laws of the State of Nevada. The Company provides wireless broadband and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. the Company’s markets are located in eleven (11) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has eight wholly-owned organizations (in combination referred to as the “related entities”): KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

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

KeyOn Spectrum Holdings, LLC (Spectrum Holdings), a wholly-owned limited liability operating entity of the Company, was organized on November 26, 2007 under the laws of the State of Nevada. It has no current operations and serves as a subsidiary to pursue potential spectrum acquisitions. It will continue its operations until November 26, 2507 or until dissolved, if sooner.

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  Certain factors, including current liabilities exceeding current assets and the presence of recurring losses and negative cash flow, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.  At December 31, 2007, current liabilities included a $3 million term loan due in January 2008.  The Company has taken steps to mitigate this going concern opinion, including executing a new commercial loan agreement on February 8, 2008 totaling $4.5 million (the “Loan”), the proceeds of which were used to refinance the aforementioned $3.0 million term loan and for working capital as to help sustain its current capital needs.  The Loan matures on August 4, 2008, however is renewable at the Company’s option until February 4, 2009. Over the year, the Company has been staffed to accelerate growth through acquisitions and rapid organic growth of its subscriber base and the Company plans to continue its acquisition and organic growth strategies which management believes will attract existing investors and new investors to the Company.  The Company plans to begin to generate operating income and positive cash from operations by implementing business strategies which have the effect of spreading the Company’s fixed costs over a larger revenue base. These financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

Note 2 - Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are carried at cost. Depreciation has been calculated using the straight-line method over the estimated useful lives of the respective classes of assets or the life of the capital lease which range from 2 years to 7 years. An asset begins to be depreciated once that asset has been placed into service.

The Company reviews property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of any asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair value. An asset “held-for-sale” is reported at the lower of the carrying value amount or the fair value less the cost to sell.

Accounts Receivable

The billing policy of the Company and its related entities is to bill the majority of its subscribers through electronic transactions, such as credit or debit card, and electronic check. Accounts receivable arise from providing services to clients whose credit cards are expired or invalid, or who are not billed electronically. These accounts receivable are stated at their estimated realizable amounts, net of an allowance of doubtful collections, based on a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance totaled $136,436 as of December 31, 2007.

Inventory

With the purchase of SpeedNet Services, Inc., the Company began to maintain a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $291,268 as of December 31, 2007. The Company also began to carry inventory in 2007 in support of its launch as a reseller of satellite video service from DISH Network Corporation retailer. The value of this inventory was $9,342 as of December 31, 2007. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers.

Acquisition Costs and Intangible Assets

Intangible assets with indefinite lives (e.g., trademarks) are not amortized and are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value.

Intangible assets with definite lives (e.g., customer lists and non-compete agreements) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Amortization has been calculated using the straight-line method over the estimated useful lives of the intangible assets which range from 3 years to 7 years. An asset begins to be amortized once that asset has been placed into service. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value.

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

Deferred Revenues

Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $391,193 at December 31, 2007.

Fair Value of Financial Instruments

The carrying amount of the financial instruments including cash and cash equivalents, receivables and payables (including accrued expenses and debt borrowings) are reasonable estimates of their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent re-pricing.

Advertising and Marketing Costs

Advertising and marketing costs of $558,922 and $234,324 for the years ended December 31, 2007 and 2006, respectively, were expensed as incurred.

Reclassifications

Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial presentation.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the year ended December 31, 2007.

As single-member limited liability companies, KeyOn LLC, Pahrump, SIRIS, Grand Junction, Idaho Falls, Pocatello, SpeedNet LLC and Spectrum Holdings are not taxed as separate entities for federal income tax purposes. Rather, these organizations’ taxable items of income, deduction, loss, and credit are included with the federal income tax return of the Company. Accordingly, the members separately account for their share of the organization’s income, deductions, losses and credits. Therefore, no separate provision for income tax expense or benefit has been recognized in the accompanying consolidated financial statements for these related entities, but was considered for KeyOn as part of its SFAS 109 reporting requirement.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008.  For the year ended December 31, 2007, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Stock based compensation for the twelve months ended December 31, 2007 and 2006, was $1,606,893 and $13,059, respectively.

We have estimated the fair value of the Company’s option awards granted after December 1, 2005, using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s valuation during prior financings. The expected term of options granted is 3 to 5 years and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table summarizes the value of outstanding options as of December 31,

Black-Scholes Option Valuation Assumptions	2007	2006
Average fair value of options granted during the period	$1.46	$1.21
Average Expected term (in years)	5	3
Average Expected volatility	162.32%	39.20%
Average Expected dividend yield	-	-
Average Risk free rate	4.88%	4.70%

Consolidation Policy

The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows, referred to as “KeyOn Communications Holdings, Inc.,” includes the accounts of KeyOn Communications, Inc., KeyOn Communications, LLC, KeyOn Pahrump, LLC, KeyOn SIRIS, LLC, KeyOn Grand Junction, LLC, KeyOn Idaho Falls, LLC, KeyOn Pocatello, LLC, KeyOn SpeedNet LLC (as of February 1, 2007) and KeyOn Spectrum Holdings, LLC, all of which are under common ownership. Intercompany balances and transactions have been eliminated in consolidation.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. KeyOn currently does not believe that SAB 108 will have a material impact on the Company’s financial statements.

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

In June 2001, the FASB issued FAS 141, Business Combinations, which was established to (1) better reflect investments made in acquired companies, and (2) to provide additional information regarding acquired intangible assets. FAS 141 mandates that all assets acquired and liabilities assumed are valued at their fair value. FAS 141 was revised in December 2007, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This revision represents a major departure from the historical cost accounting that many companies use currently. The Company is currently evaluating FAS 141 to determine its impact on its future consolidated financial position, results of operations or cash flows.

Note 3 - Equipment

Equipment at December 31, 2007, consisted of the following:

12/31/2007
Subscriber equipment	$5,329,361
Fixed wireless tower site equipment	2,353,683
Software and consulting costs	572,728
Computer and office equipment	417,077
Vehicles	277,439
Leasehold improvements	312,100
9,262,388
Less: accumulated depreciation	(4,691,168)

Fixed assets - net	$4,571,220

Depreciation for the company is recorded on a straight-line basis. Depreciation expense for the year ended December 31, 2007 and 2006 was $2,259,166 and $1,041,963 respectively.

Note 4 - Intangible Assets

Intangible assets at December 31, 2007, consisted of the following:

12/31/2007
Goodwill	$1,738,773
Subscriber base	1,290,887
Trademark	16,667
3,046,327
Less: accumulated amortization	(326,100)

Intangible assets - net	$2,720,227

Amortization expense is recorded for the customer list asset on a straight-line basis. Amortization expense for the year ended December 31, 2007 and 2006 was $313,740 and $21,918, respectively.

Estimated amortization expense for future fiscal years is as follows:

2008	402,044
2009	402,044
2010	109,493
2011	21,189
2012	21,189
Thereafter	8,829
$964,788

Note 5 - Line of Credit and Other Debt

On January 30, 2007, in connection with the acquisition of SpeedNet, the Company entered into a $3,000,000 secured commercial loan agreement with a lending institution (the “Loan”). A shareholder in the Company is also a minority shareholder and Board member of the lending institution. The shareholder did abstain from voting on this transaction in the bank board loan committee as is required under the banking regulations. The Loan is guaranteed by two shareholders of the Company, one of whom is an Officer of the Company. The Loan has an interest rate of prime +1% with an initial interest rate of 9.25% and matured on July 30, 2007 with a six (6) month extension option. The interest is payable upon maturity or every six months if the loan is extended. On or around July 30, 2007, KeyOn exercised its extension option on the $3,000,000 secured commercial loan agreement, extending the maturity to January 30, 2008.

The Company holds a line of credit loan for $100,000. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by the lender and varies weekly. This line of credit is guaranteed by an Officer of the Company. The variable interest rate as of December 31, 2007 was 10.5%. The interest on the line of credit is paid monthly.

Notes payable	12/31/2007
Note and loan payable for professional services non-interest
bearing	$121,737
7.8% note payable to American National Bank, payable
monthly for 48 months for the purchase of vans	69,959
9.1% note payable to GMAC, payable monthly for 60
months for the purchase of two trucks	26,514
218,210
Less current portion	(149,685)
Long term portion	$68,525

Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2007:

2008	$149,685
2009	31,273
2010	29,578
2011	7,674
2012	-
Thereafter	-
$218,210

On or about May 22, 2006, the company raised debt financing in the form of Senior Unsecured Convertible Promissory Notes (“Convertible Notes”) totaling $1,065,999. On February 1, 2007, the Convertible Notes together with $100,561 of accrued interest converted into 306,570 shares of common stock together with 45,970 warrants to purchase common stock. The expenses recognized for these warrants in 2007 was $54,139.

Note 6 - Operating and Capital Leases

The Company has existing capital lease financing relationships with certain parties. In connection with an existing capital lease relationship with three institutions, the Company has drawn down an additional $859,348 in the year ended December 31, 2007.

The Company and its related entities lease equipment under various capital leases expiring in 2008 through 2011. In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for an additional 10 years. Finally, several entities have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $2,590,248 as of December 31, 2007.

Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2007:

2008	$986,610
2009	577,680
2010	161,615
2011	26,496
Total mimimum lease payments	1,752,401
Less amounts representing interest	(342,200)
1,410,201

Less current portion	(742,562)
Long term capital lease obligations	$667,639

Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2007:

2008	$765,940
2009	578,892
2010	440,438
2011	308,759
2012	194,400
Thereafter	52,367

Total	$2,340,796

The total rental expense included in operating expenses for operating leases included above is $1,090,002 and $444,553 for the year ended December 31, 2007 and December 31, 2006, respectively.

Note 7 - Related Party Transactions

Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of and for the year ended December 31, 2007:

12/31/2007
Term loan payable (see Note 5)	$3,000,000

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

Accounts receivable	$73,197
Prepaid expenses	109,913
Accounts payable	(180,846)
Capital lease obligations assumed	(254,242)
Deferred subscription revenue	(431,912)
Fixed assets at fair market value	1,618,459
Inventory	308,666
Trademark	16,667
Customer list	916,301
Goodwill	1,282,052
Purchase Price - SpeedNet	$3,458,255

KeyOn’s purchase price for SpeedNet was in excess of the estimated fair market value of SpeedNet’s fixed assets and KeyOn’s assessment of value of the customer base at the time of purchase.  KeyOn’s purchase price reflects a premium to the fair market value of these assets as a result of the potential for customer growth using the brand name of SpeedNet throughout the Midwest.  Also, KeyOn expects to realize additional margin enhancement on a prospective basis as certain duplicative expenses, such as personnel, can be eliminated and other operating expenses, such as internet bandwidth, can be decreased due to the increased scale of combined operations.  KeyOn’s internal valuation and forecast for the SpeedNet business under KeyOn’s management took into account these additional tangible and intangible factors which resulted in a higher purchase price than the fair market value of the assets.

On October 22, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of MicroLnk, LLC, a Nebraska limited liability company, (“MicroLnk”), pursuant to an Asset Purchase Agreement. MicroLnk operates a wireless communications network that provides wireless broadband and other related services to both residential and commercial subscribers in rural Nebraska and Iowa. As consideration for these acquired assets, the Company paid MicroLnk $659,981 in cash. The purchase allocation is categorized as follows:

Accounts Receivable	$28,770
Prepaid Expenses	6,010
Customer Deposits	(23,222)
Deferred Revenue	(26,577)
Fixed assets at fair market value	340,573
Customer list	226,264
Goodwill	108,164
Purchase Price - Microlnk	$659,981

KeyOn’s purchase price for the MicroLnk assets was in excess of the estimated fair market value of MicroLnk’s fixed assets and KeyOn’s assessment of value of the customer base at the time of purchase.  KeyOn’s purchase price reflects a premium to the fair market value of these assets as a result of the potential for customer growth on the company’s existing underutilized network serving communities in Nebraska and Iowa.  Also, KeyOn expects to realize additional margin enhancement on a prospective basis as certain duplicative expenses, such as personnel, can be eliminated and other operating expenses, such as Internet bandwidth, can be decreased due to the increased scale of combined operations.  KeyOn’s internal valuation and forecast for the MicroLnk customer base under KeyOn’s management took into account these additional tangible and intangible factors which resulted in a higher purchase price than the fair market value of the assets.

The financial results for the year ended December 31, 2007 for KeyOn Communications Holdings, Inc. include eleven months of operations from KeyOn SpeedNet, LLC, and two months for the MicroLnk acquisition. The year-to-date 2007 is reflected on a pro forma basis (unaudited) by adding in the actual financial results and other adjustments that remove duplicative personnel expenses and one-time non-recurring expenses associated with the acquisitions. The January 2007 financial results of SpeedNet Services, Inc. and ten months of MicroLnk, LLC financial results are reported as follows:

Keyon Communications Holdings, Inc. and Related Entities
Pro forma Condensed Consolidated Statement of Operations (unaudited)
For the Year Ended December 31, 2007

		SpeedNet				Pro forma annual
	KeyOn year	Services month	MicroLnk period			total KeyOn year
	ended 12/31/2007	ended 1/31/2007	ended 10/22/2007	Adjustments		ended 12/31/2007
Revenue	$7,185,433	$482,435	$567,911	$278,972	i	$8,514,751

Total Operating Costs and Expense	14,153,088	710,670	720,281	(3,623,792)	a,b,c,d,e,f, h	11,960,247
Loss from Operations	(6,967,655)	(228,235)	(152,370)	3,902,764		(3,445,496)

Total Other Income (Expense)	(643,098)	(18,869)	(662)	148,587	g, h	(514,042)

Net Loss	$(7,610,753)	$(247,104)	$(153,032)	$4,051,351		$(3,959,538)

a.	$.3M represents the elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business and elimination of duplicative resource salaries

b.	$.05M represents the depreciation adjustment for January for new fair market valuation of assets

c.	$.2M represents an adjustment rent due to relocation into one location

d.	$1.8M represents an adjustment for non-cash related expenses

e.	$1.3M represents deal related expenses incurred primarily in Q4 2007

f.	$.2M represents an adjustment to salaries for additional headcount for deal related activities

g.	$.02M represents an adjustment of interest charged on SpeedNet Services other debt that is not a liability under KeyOn SpeedNet

h.	$.13M represents non-cash interest expense on warrants

i.	To record $.2M of service credits as network expenses and $.1M of promotional credits as customer acquisition expenses

The financial results for the year ended December 31, 2006, for KeyOn Communications Holdings, Inc. do not include of operations with KeyOn SpeedNet, LLC or MicroLnk, LLC. The financials for the year ended December 31, 2006, reflected on a pro forma basis (unaudited) by adding in the financials and other adjustments for the year ended December 31, 2006 SpeedNet Services, Inc. and MicroLnk, LLC, financial results are reported as follows:

Keyon Communications Holdings, Inc. and Related Entities
Pro forma Condensed Consolidated Statement of Operations (unaudited)
For the Year Ended December 31, 2006

	KeyOn	SpeedNet	MicroLnk	Adjustments		Pro forma
Revenue	$2,430,830	$5,203,296	$750,242	$118,050	f	$8,502,418

Total Operating Costs and Expense	4,330,676	7,154,244	991,411	(566,593)	a,b,c,d,f	11,909,738

Loss from Operations	(1,899,846)	(1,950,948)	(241,169)	684,643		(3,407,320)

Total Other Income(Expense)	(306,528)	(658,924)	(11,206)	331,732	e	(644,926)

Net Loss	$(2,206,374)	$(2,609,872)	$(252,375)	$1,016,375		$(4,052,246)

a. $.3M reduction in executive compensation and duplicative functions

b. $2M—20% reduction in data transmission costs due to new contracts

c. $.1M reduction in professional fees due to acquisition expenses

d. $.1M reduction in rent due to move/consolidation

e. $.3M reduction in interest paid for debt in SpeedNet Services

f. $.1M service credits moved out of revenue and to network operating expense

Note 9 - Capital Stock, Stock Based Compensation, and Warrants

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expenses related to the fair value of its employee stock option awards. KeyOn recognizes the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

Common Shareholders’ Equity

On August 9, 2007, KeyOn Communications, Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with a nominal operating business (the “Merger”). KeyOn later changed the name of Grant to KeyOn Communications Holdings, Inc. (“KeyOn Holdings”) and KeyOn and its subsidiaries became wholly owned subsidiaries of KeyOn Holdings. KeyOn Holdings’ shares were listed on the OTC Bulletin Board under the symbol “KYCS”. On October 26, 2007, KeyOn Holdings effected a 1-for-2 reverse stock split of the Company’s common stock, par value $0.001 per share and the Company’s ticker symbol was changed to “KEYO” (“Reverse Split”) All common share, option and warrant amounts have been adjusted to reflect the Reverse Split.

Concurrent with the Merger, KeyOn Holdings raised $2,088,500 (net of $118,500 in offering costs) with the sale of 551,750 shares of common stock in an equity offering. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split off from Grant leaving KeyOn’s business as the surviving operations of Grant. After accounting for the Merger, the equity financing and the Reverse Split KeyOn Holdings had 8,101,770 shares outstanding.

The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. As of December 31, 2007, 8,249,106 shares were issued and outstanding.

In connection with the acquisition of Pocatello, on or about June 1, 2006, KeyOn issued 302,215 shares of common stock in exchange for the Pocatello assets.

In connection with the acquisition of minority interest in Pahrump, on or about November 30, 2006, KeyOn issued 178,821 shares of common stock in exchange for the 35% minority interest.

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

Common stock of 6,861 shares valued at $3.80 per share was issued on March 22, 2007, for payment of professional services performed by a third party. Common stock of 50,000 shares valued at $4.00 per share was issued on August 9, 2007, for the payment of professional services performed by a third party.

Preferred Shareholders’ Equity

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of December 31, 2007, no shares of preferred stock were issued and outstanding.

Warrants

The Company has issued common stock warrants with a warrant strike price ranging from $3.31 to $6.70 for each share of common stock and an average price of $5.46 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. 473,675 warrants were outstanding at December 31, 2007.

As of December 31, 2007, a total of 473,675 warrants to purchase shares of the Company’s common stock remain outstanding and are currently exercisable as follows:

Number of Warrants	Exercise Price ($ / share)	Expiration Date
7,374	$3.31	12/1/2008
3,566	$3.31	12/19/2008
2,055	$3.31	1/19/2009
1,058	$3.31	1/30/2009
1,451	$3.31	2/2/2009
272	$3.31	2/10/2009
4,654	$3.31	3/23/2009
2,569	$3.31	4/17/2009
3,747	$3.31	5/31/2009
3,929	$3.31	6/30/2009
3,747	$3.31	7/20/2009
4,805	$3.31	8/3/2009
6,165	$3.31	8/31/2009
3,143	$3.31	10/19/2009
3,295	$3.31	1/17/2010
109,354	$3.81	1/31/2010
3,567	$3.31	4/16/2010
2,992	$3.31	6/5/2010
13,146	$3.81	6/7/2010
6,166	$3.31	6/22/2010
2,297	$3.31	7/19/2010
2,448	$3.31	7/19/2010
281,875	$6.70	8/9/2012

As of December 31, 2006, a total of 492,162 warrants to purchase shares of the Company’s common stock were outstanding and exercisable. The cost of $38,521 for 37,595 warrants issued was capitalized as debt issuance costs in 2006. A total of 650,537 warrants were issued during the year ended December 31, 2007. The cost of $46,682 for these warrants granted was capitalized as debt issuance costs. 11,334 shares were forfeited during the year ended December 31, 2007. In the year ending December 31, 2007, 657,690 shares were exercised at an average exercise price of $.76 per share. The cash amount paid to the Company was $497,210 in exercising the warrants. The amount expensed in the year ending December 31, 2007 was $901,566 as compensation expense for 225,393 warrants. Interest expense of $79,708 was recorded for the as amortization of debt issuance costs for the year ended December 31, 2007.

Stock Option Plans

On April 25, 2006, KeyOn’s Board of Directors and stockholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, KeyOn was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Plan was administered by KeyOn’s Board of Directors. Prior to the time of the Merger, there were 20,278 KeyOn stock options outstanding under the 2006 Plan. Immediately following the closing of the Merger, these options were exchanged for options to purchase 612,831 shares of the Company’s common stock under the Company’s 2007 Incentive Stock and Awards Plan (the “2007 Plan”) with a weighted average exercise price of approximately $2.48 per share. Following this exchange, KeyOn terminated the 2006 Plan.

On August 9, 2007, the Company’s Board of Directors and stockholders adopted the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Compensation Committee at the direction of the Board of Directors.

Activity for stock options for the fiscal years ended December 31, 2007 and 2006 is as follows:

	Number of Options	Range of Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2005	599,563	$0.00	$0.00
Granted	217,594	$2.48	$2.48
Exercised	—	—	—
Forfeited	(145,033)	—	—
Balance, December 31, 2006	672,138	$0.00 - 2.48	$0.41
Granted	741,187	$0.00 - 8.16	$2.58
Exercised	(816)	$0.00	$0.00
Converted to Restricted Stock	(640,496)	$0.00	$0.00
Forfeited	(159,146)	$0.00 - 2.48	$2.45
Balance, December 31, 2007	612,867	$2.48 - 8.16	$3.07

As of December 31, 2007, 612,867 options are outstanding. As of January 1, 2007, 672,138 options were outstanding. For the year ended December 31, 2007, 741,187 options were granted, 159,146 were forfeited and 816 were exercised. Compensation expense recorded on stock options for the year ended December 31, 2007 totaled $1,606,893. During the three months ended September 30, 2007, all employee options, totaling 640,496 shares, at the $.0007 strike price were converted to common stock shares. The range of strike price per outstanding option as of December 31, 2007, is $2.48 to $8.16 and the weighted average strike price is $3.07 per share.

Note 10 - Commitments and Contingencies

The Company currently is a party to a litigation as a result of a claim against one of the Company’s wholly-owned subsidiaries (KeyOn Communications, LLC “LLC”)), in connection with certain services provided to LLC by the claimant in 2005 which were only partially paid by LLC. The claimant seeks the payment of certain unpaid invoices. The Company asserts that such performance of services was unsatisfactory and/or fraudulent and has filed a counter claim seeking unspecified damages. The Company has reserved the amount demanded by the claimant as of 2005 and is currently in settlement discussions.

Note 11 - Subsequent Events

Financing

The Company executed a new loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The company intends to use the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank and to further its growth strategy of rapidly increasing its subscriber base through acquisitions and continued organic growth. The Loan matures on August 4, 2008, but is renewable at the Company’s option for an additional six months until February 4, 2009. The initial interest rate is 8.75% and will vary with the index rate plus be 2.5 percentage points.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of August 9, 2007, by and among Grant Enterprises, Inc., KeyOn Acquisition Corp., and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

2.2
Asset Purchase Agreement, dated as of October 18, 2007, by and between KeyOn Communications Holdings, Inc. and MicroLink, LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 24, 2007).

3.1
Composite Certificate of Incorporation of KeyOn Communications Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form SB-2/A of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 16, 2007).

3.2
Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.1*
KeyOn Communications Holdings, Inc. 2007 Stock and Awards Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.2*
Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.3*
Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.4
Selling Agreement, dated August 6, 2007, by and between KeyOn Communications, Inc. and WFG Investments, Inc. (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.5
Stock Purchase Agreement, date as of August 9, 2007, by and among Grant Enterprises, Inc. and each of Richard S. Carrigan, Aileen D. Carrigan and Patrick E. Carrigan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of August 9, 2007, by and between Grant Enterprises, Inc. and Grant Enterprises, LLC (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.7
Master Electronic Equipment Lease, dated August 18, 2005, by and between Data Sales Company, and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.8
Master Lease Agreement, dated November 9, 2005, by and between Agility Lease Fund I, LLC and KeyOn Communications, Inc. (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.9
Form of Directors and Officers Indemnity Agreement (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.10
Bridge Note Purchase Agreement, dated as of November 6, 2007, by and between KeyOn Communications Holdings, Inc. and the lenders thereunder (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 7, 2007).

10.11
Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.12
Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.13
Form of Placement Agent Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 5, 2007).

10.14
Form of Private Placement Lock-up Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.15
Business Loan Agreement, dated February 8, 2008, by and between KeyOn Communications Holdings, Inc. and Sun West Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.16
Promissory Note, dated February 8, 2008, issued by KeyOn Communications Holdings. Inc. to Sun West Bank (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.17
Commercial Security Agreement, dated February 8, 2008, by and between KeyOn Communications Holdings, Inc. and Sun West Bank (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.18
Commercial Guaranty, dated February 8, 2008, executed by Jerome Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.19
Commercial Guaranty, dated February 8, 2008, executed by Jonathan Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.20
Commercial Guaranty, dated February 8, 2008, executed by Barry Becker in favor of Sun West Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.21
Form of Warrant issued to Guarantors of Business Loan Agreement with Sun West Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

14.1	Code of Ethics

21.1
Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan.