Form 10-Q
period 2008-03-31
KeyOn Communications Holdings Inc.
filed 2008-05-15
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-136487

KEYON COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware		74-3130469
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

11742 Stonegate Circle Omaha, Nebraska	68164
(Address of Principal Executive Offices)	(Zip Code)

(402) 998-4000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2008, 8,251,142 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	2008	2007

CURRENT ASSETS:
Cash	$117,631	$316,999
Accounts receivable, net of allowance for doubtful accounts	144,803	94,098
Inventories	319,634	300,610
Prepaid expenses and other current assets	91,414	75,259
Total current assets	673,482	786,966

PROPERTY AND EQUIPMENT - Net	4,363,150	4,571,220

OTHER ASSETS
Goodwill	1,738,773	1,738,773
Subscriber base -net	864,276	964,787
Trademarks	16,667	16,667
Refundable deposits	65,658	65,624
Debt issuance costs - net	5,196	10,065
Total other assets	2,690,570	2,795,916

TOTAL ASSETS	$7,727,202	$8,154,102

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,661,894	$2,389,356
Cash overdraft	26,662	298,516
Revolving line of credit	100,000	100,000
Term loan payable - related party	3,874,937	3,000,000
Current portion of notes payable	150,639	149,685
Current portion of deferred rent liability	57,007	57,007
Current portion of capital lease obligations	833,491	742,562
Deferred revenue	415,352	391,193
Total current liabilities	8,119,982	7,128,319

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	186,069	200,320
Notes payable, less current maturities	60,706	68,525
Notes payable to shareholders, less current maturities	-	-
Capital lease obligations, less current maturities	708,393	667,639
Total long term liabilities	955,168	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized
0 shares issued and outstanding at March 31, 2008 and at December 31, 2007	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
8,251,142 shares issued and outstanding at March 31, 2008; 8,249,106 shares	8,251	8,249
issued and outstanding as of December 31, 2007
Additional paid-in capital	14,874,098	13,739,714
Accumulated deficit	(16,230,297)	(13,658,664)
Total stockholders' equity (deficit)	(1,347,948)	89,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,727,202	$8,154,102

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
REVENUES:
Service and installation revenue	$1,980,958	$1,466,191
Support and other revenue	65,073	30,184

Total revenues	2,046,031	1,496,375

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,007,688	635,878
Depreciation and amortization	710,380	535,355
Other general and administrative expense	366,183	538,822
Network operating costs	743,398	354,504
Marketing and advertising	164,334	60,741
Installation expense	121,886	40,340
Professional fees	188,837	23,549
Stock based compensation	1,122,386	4,585
Cost of DISH inventory	16,805	-

Total operating costs and expenses	4,441,897	2,193,774

LOSS FROM OPERATIONS	(2,395,866)	(697,399)

OTHER INCOME (EXPENSE):
Interest expense - Net of interest income	(175,767)	(159,838)
Minority interest in income	-	-
Total other income (expense)	(175,767)	(159,838)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,571,633)	$(857,237)

Net loss per common share--basic and diluted	$(0.31)	$(0.17)

Weighted average common shares outstanding--basic and diluted	8,249,785	4,994,053

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(2,571,633)	$(857,237)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	609,869	474,768
Amortization expense on subscriber base	100,511	60,587
Stock based compensation expense	1,122,386	4,585
Warrant interest expense	-	54,139
Professional services in exchange for stock	-	26,105

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(50,705)	(955)
Inventory	(19,024)	-
Prepaid expenses and other current assets	(16,155)	(1,243)
Refundable deposits	(34)	(2,568)
Other assets	4,869	36,761
Accounts payable and accrued expenses	284,538	176,851
Deferred rent liability	(14,251)	-
Deferred revenue	24,159	39,835
Net cash flows from operations	(525,470)	11,628

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(10,635)	(20,722)
Acquisition of SpeedNet and Microlnk	-	(3,458,255)
Net cash flows from investing activities	(10,635)	(3,478,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash overdraft	-	63,766
Payment on cash overdraft	(271,854)	-
Payments on line of credit	-	(549)
Payments on loans payable to shareholder	-	(160,000)
Proceeds from term note payable	874,937	3,000,000
Payments on notes payable	(6,865)	(18,000)
Proceeds from notes payable	-	-
Payments on capital lease obligations	(259,481)	(138,712)
Proceeds from stock issuance	-	1,608,050
Net cash flows from financing activities	336,737	4,354,555
NET INCREASE/ (DECREASE) IN CASH	(199,368)	887,206

CASH - Beginning of period	316,999	4,690
CASH - End of period	$117,631	$891,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquistion - SpeedNet:
Accounts receivable	$-	$73,197
Prepaid assets	-	109,913
Goodwill	-	1,282,052
Subscriber Base	-	916,301
Trademark	-	16,667
Property and equipment	-	1,618,459
Inventory	-	308,666
Accounts payable and accrued expenses	-	(180,846)
Deferred Revenue	-	(431,912)
Capital lease obligations	-	(254,242)
	$-	$3,458,255

Stock issued to shareholders for notes payable	$-	$1,065,999
Stock issued to shareholders for notes payable interest	$-	$100,561
Common stock exchange for professional services	$12,000	$-
Warrants for debt issuance costs	$-	$4,586
Warrant interest expense	$-	$54,139
Capital lease obligations for property and equipment	$391,165	$101,472

Cash payments for:
Interest	$264,237	$55,094
Tax	$-	$-

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Nature of Business

On August 9, 2007, KeyOn Communications, Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with no operating business (the “Merger”). In connection with the merger, 900,001 shares of Grant remained outstanding and all other outstanding shares of Grant were cancelled. Also, in connection with the merger, Grant issued 6,650,069 shares of its common stock for all outstanding common stock of KeyOn. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split-off from Grant, leaving KeyOn’s business as the surviving operations of Grant. As a result of the transaction, the former owners of KeyOn became the controlling stockholders of Grant and Grant changed its name to KeyOn Communications Holdings, Inc. Accordingly, the merger of KeyOn and Grant is a reverse merger. Effective on August 9, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of KeyOn Communications Holdings, Inc.

KeyOn Communications, Inc. (“KeyOn” or “the Company”), was incorporated on December 16, 2004, under the laws of the State of Nevada. The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has eight wholly-owned organizations (in combination referred to as the “related entities”): KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

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

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  Certain factors, including current liabilities exceeding current assets and the presence of recurring losses and negative cash flow, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The Company has taken steps to mitigate this going concern opinion, including executing a new commercial loan agreement on February 8, 2008 totaling $4.5 million (the “Loan”), the proceeds of which were used to refinance the $3.0 million term loan and for working capital as to help sustain its current capital needs.  The Loan matures on August 4, 2008, however is renewable at the Company’s option until February 4, 2009. Over the year, the Company has been staffed to accelerate growth through acquisitions and rapid organic growth of its subscriber base and the Company plans to continue its acquisition and organic growth strategies which management believes will attract existing investors and new investors to the Company.  The Company plans to begin to generate operating income and positive cash from operations by implementing business strategies which have the effect of spreading the Company’s fixed costs over a larger revenue base. These financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 not misleading. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2008, should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as contained in the Form 10-KSB filed on March 31, 2008.

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

Revenue Recognition

The Company prepares its financial statements on the accrual method of accounting. Under this basis, income is recognized when earned, and expenses are generally recognized when incurred. The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of annual or two year contracts and are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at time of installation. For the DISH retailer line of business, the Company recognizes revenues at the time of installation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents.

Inventories

With the purchase of SpeedNet Services, Inc., the Company began to maintain a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $291,268 as of March 31, 2008. The Company also began to carry inventory in 2007 in support of its launch as a reseller of satellite video service from DISH Network Corporation. The value of this inventory was $28,366 as of March 31, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense.

Acquisition Costs and Intangible Assets

Acquisition costs, which may include certain intangible assets, are capitalized as incurred as part of the related investment. Once a potential acquisition is identified as no longer attainable, such costs are charged to expense.

Intangible assets, including goodwill, are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations.

Deferred Revenues

Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $415,352 at March 31, 2008.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the three months ended March 31, 2008.

As single-member limited liability companies, KeyOn LLC, SIRIS, Grand Junction, Idaho Falls, Pocatello, SpeedNet LLC and Spectrum Holdings are not taxed as separate entities for federal income tax purposes. Rather, these organizations’ taxable items of income, deduction, loss, and credit are included with the federal income tax return of the Company. Accordingly, the members separately account for their share of the organization’s income, deductions, losses and credits. Therefore, no separate provision for income tax expense or benefit has been recognized in the accompanying consolidated financial statements for these related entities, but was considered for KeyOn as part of its SFAS 109 reporting requirement.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008.  For the three months ended March 31, 2008, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of $1,122,386 and $4,585 for the three months ended March 31, 2008 and 2007, respectively.

Consolidation Policy

The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows, referred to as “KeyOn Communications Holdings, Inc.,” includes the accounts of KeyOn Communications, LLC, KeyOn Pahrump, LLC, KeyOn SIRIS, LLC, KeyOn Grand Junction, LLC, KeyOn Idaho Falls, LLC, KeyOn Pocatello, LLC, KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC all of which are under common ownership. Intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. For the three month period ended March 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  For the three month period ended March 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 159.

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

Note 3 - Equipment

Equipment at March 31, 2008 and December 31, 2007, consisted of the following:

	3/31/2008	12/31/2007

Subscriber equipment	$5,683,943	$5,329,361
Fixed wireless tower site equipment	2,374,255	2,353,683
Software and consulting costs	598,422	572,728
Computer and office equipment	418,030	417,077
Vehicles	277,439	277,439
Leasehold improvements	312,100	312,100
	9,664,189	9,262,388
Less: accumulated depreciation	(5,301,039)	(4,691,168)

Fixed assets - net	$4,363,150	$4,571,220

Depreciation expense for the three months ended March 31, 2008 and 2007 was $609,869 and $474,768, respectively.

Note 4 - Intangible Assets

Intangible assets at March 31, 2008 and December 31, 2007, consisted of the following:

	3/31/2008	12/31/2007

Goodwill	$1,738,773	$1,738,773
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667
	3,046,327	3,046,327
Less: accumulated amortization	(426,611)	(326,100)

Intangible assets - net	$2,619,716	$2,720,227

Amortization expense for the three months ended March 31, 2008 and 2007 was $100,511 and $60,587, respectively.

Estimated amortization expense for the remainder of 2008 and future fiscal years is as follows:

2008	$301,533
2009	402,044
2010	109,493
2011	21,189
2012	21,189
2013	8,829
Thereafter	-
$864,277

Note 5 - Line of Credit and Other Debt

The Company executed a new loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Company used $3.0 million of the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank. The remaining $1.5 million is available to be drawn upon as needed. The loan balance was $3,874,937 as of March 31, 2008. The Loan matures on August 4, 2008, but is renewable at the Company’s option for an additional six months until February 4, 2009. The initial interest rate is 8.75% and will vary with the Sun West Bank’s index rate plus 2.5 percentage points over the index. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of March 31, 2008 was 9.25%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company.

Notes payable	3/31/2008	12/31/2007

Note and loan payable for professional services non-interest bearing	$121,737	$121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	65,319	69,959
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	24,289	26,514
	211,345	218,210
Less current portion	(150,639)	(149,685)

Long term portion	$60,706	$68,525

Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2008:

2008	$142,819
2009	31,273
2010	29,578
2011	7,675
$211,345

Note 6 - Operating and Capital Leases

The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $391,165 in the three months ended March 31, 2008.

In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for an additional 10 years. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $2,981,413 as of March 31, 2008.

Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2008:

2008	$844,722
2009	793,411
2010	213,655
2011	26,496
2012	-
Total mimimum lease payments	1,878,284
Less amounts representing interest	(336,400)
1,541,884

Less current portion	(833,491)

Long term capital lease obligations	$708,393

Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at March 31, 2008:

2008	$783,750
2009	609,586
2010	426,381
2011	303,694
2012	201,445
2013	57,372
Thereafter	14,645

Total	$2,396,873

The total rental expense included in operating expenses for operating leases included above is $298,729 and $250,040 for the three months ended March 31, 2008 and 2007, respectively.

Note 7 - Related Party Transactions

Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of March 31, 2008 and December 31, 2007:

	3/31/2008	12/31/2007

Term loan payable (see also Note 5)	$3,874,937	$3,000,000

Note 8 - Business Combinations

On January 31, 2007, through a wholly owned subsidiary, KeyOn SpeedNet LLC (SpeedNet LLC) purchased the assets of SpeedNet Services, Inc. (“SpeedNet”), including subscriber contracts, accounts, and fixed assets, and assumed certain operating liabilities for $3,458,255 in cash, with certain adjustments to the purchase price for working capital, deferred revenue and the assumption of certain capital lease obligations. Also, On October 22, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of MicroLnk, LLC, a Nebraska limited liability company, (“MicroLnk”), pursuant to an Asset Purchase Agreement. As consideration for these acquired assets, the Company paid MicroLnk $659,981 in cash.

The financial results for the three month period ended March 31, 2007 for KeyOn Communications Holdings, Inc. include two months of operations from KeyOn SpeedNet, LLC, and no operations for the MicroLnk acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the January 2007 SpeedNet Services, Inc. and January, February and March, 2007 of MicroLnk, LLC financial results is reported as follows:
KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Q1 2007 as reported	Jan 2007 SpeedNet Services	Q1 2007 MicroLnk		Adjustments	Q1 2007 pro forma

TOTAL REVENUES	$1,496,375	$482,435	$184,416		$-	$2,163,225
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	535,355	170,567	25,729	b	(50,228)	681,423
TOTAL OPERATING COSTS AND EXPENSE	2,193,774	710,670	217,540	a,b,c	274,395	2,847,588
LOSS FROM OPERATIONS	(697,399)	(228,235)	(33,124)		274,395	(684,363)
TOTAL OTHER INCOME (EXPENSE):	(159,838)	(18,869)	(254)	d	14,651	(164,310)
NET LOSS	$(857,237)	$(247,104)	$(33,378)		$289,046	$(848,672)

a.	$192k, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimination of executive's salary for January
b.	$50k, Depreciation adjustment for January for new fair market valuation of assets
c.	$32k, Adjustment for one quarter rent due to relocation into a smaller facility in Q2 2007
d.	$15k, Adjustment of interest charged on SpeedNet Services other debt that is not a liablity under KeyOn SpeedNet

Note 9 - Capital Stock, Stock Based Compensation, and Warrants

On December 31, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expenses related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

Common Shareholders’ Equity

On August 9, 2007, KeyOn Communications, Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with no operating business (the “Merger”). KeyOn later changed the name of Grant to KeyOn Communications Holdings, Inc. (“KeyOn Holdings”) and KeyOn and its subsidiaries became wholly owned subsidiaries of KeyOn Holdings. KeyOn Holdings’ shares were listed on the OTC Bulletin Board under the symbol “KYCS”. On October 26, 2007, KeyOn Holdings effected a 1-for-2 reverse stock split of the Company’s common stock, par value $0.001 per share and the Company’s ticker symbol was changed to “KEYO” (“Reverse Split”) All common share, option and warrant amounts have been adjusted to reflect the Reverse Split.

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

The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. As of December 31, 2007, 8,249,106 shares were issued and outstanding. During the three month period ended March 31, 2008, 2,036 shares were issued for services rendered for investor relations. As of March 31, 2008, 8,251,142 shares were issued and outstanding.

Preferred Shareholders’ Equity

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of March 31, 2008, no shares of preferred stock were issued and outstanding.

Warrants

The Company has 1,723,679 common stock warrants outstanding and exercisable as of March 31, 2008 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $5.27 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2007, a total of 473,345 warrants to purchase shares of our common stock were outstanding and exercisable. A total of 1,250,004 warrants were issued during the three months ended March 31, 2008. The cost of $606,233 for these warrants granted was expensed as compensation expense during the three months ended March 31, 2008. No shares were forfeited or exercised during the three months ended March 31, 2008. The amount expensed in the three months ended March 31, 2008 to interest expense for the amortization of the debt issuance costs was $4,869.

Stock Option Plans

On April 25, 2006, KeyOn’s Board of Directors and stockholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, KeyOn was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Plan was administered by KeyOn’s Board of Directors. Prior to the time of the Merger, there were 20,278 KeyOn stock options outstanding under the 2006 Plan. Immediately following the closing of the Merger, these options were exchanged for options to purchase 612,831 shares of our common stock under our 2007 Incentive Stock and Awards Plan (the “2007 Plan”) with a weighted average exercise price of approximately $2.48 per share. Following this exchange, KeyOn terminated the 2006 Plan.

On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into KeyOn’s development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Compensation Committee at the direction of the Board of Directors.

As of March 31, 2008, 831,491 options are outstanding. As of December 31, 2007, 612,867 options were outstanding. For the three months ended March 31, 2008, 218,624 options were granted and none were forfeited. Compensation expense recorded on stock options for the three months ended March 31, 2008 totaled $516,153. The range of strike price per outstanding option is $2.10 to $8.16 and the weighted average strike price is $3.36 per share.

Note 10 - Commitments and Contingencies

The Company currently is a party to a litigation against one of the Company’s wholly-owned subsidiaries (KeyOn Communications, LLC (“LLC”)), in connection with certain services provided to LLC by the claimant in 2005 which were only partially paid by LLC. The claimant seeks the payment of certain unpaid invoices. The Company asserts that such performance of services was unsatisfactory and/or fraudulent and has filed a counter claim seeking unspecified damages. The Company is also in litigation involving a former site-contractor seeking payment for alleged unpaid invoices and a dispute between a former wholesale partner and a current wholesale partner in which KeyOn is a third-party defendant. The Company is awaiting settlement documents for the first two matters. In the third action, although the Company has an affirmative counter-claim and believes it will prevail, reasonably anticipated damages are less than $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

Prior to August 9, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On August 9, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, KeyOn Communications Inc., with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of KeyOn Communications Inc. as our sole line of business. For financial reporting purposes, KeyOn Communications Inc., and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of KeyOn Communications Inc. and do not include our historical financial results.

Overview

We provide wireless broadband services primarily to rural and other underserved markets under the "KeyOn," "SpeedNet," and "SIRIS" brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. In October 2007, we acquired substantially all of the assets of MicroLnk, LLC, a provider of wireless broadband services to rural communities in Nebraska, headquartered in Lincoln. We currently operate the MicroLnk assets under the “SpeedNet” brand. In January 2007, we acquired substantially all of the assets of SpeedNet Services, Inc., a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Including the operations of SpeedNet Services, Inc., our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. Our results for the quarter ended March 31, 2007 include only two months of operations of SpeedNet versus three months of operations for the quarter ended March 31, 2008.

Characteristics of Our Revenues and Operating Costs and Expenses

We offer our services under annual or two-year service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation. In January 2008, we began receiving revenues for DISH installations and DISH equipment sales. These revenues are recognized upon installation. DISH network is a provider of direct broadcast satellite television products and services.

Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense and general and administrative expenses and DISH inventory costs. Payroll expenses consist of personnel costs, including salaries, benefits, employer taxes and bonuses across our functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff.

Network operating costs are comprised of costs directly associated with providing our services including tower rent, circuits to transport data to the Internet termination point and Internet termination bandwidth. Marketing and advertising expenses primarily consist of direct marketing and advertising costs. Professional fees relate to legal, accounting and consulting and recruiting resources that we utilize periodically in the normal course of doing business. General and administrative expenses primarily consist of the support costs of our operations, such as costs related to office real estate leases, company insurance, travel and entertainment, banking and credit card fees, taxes and vehicle leases. DISH inventory costs consist of the cost of the equipment purchased from DISH network in support of our DISH offering.

Results of Operations

Three-Month Period Ended March 31, 2008 as Compared to the Three-Month Period Ended March 31, 2007

Revenues.  During the three-month period ended March 31, 2008, we recognized revenues of $2,046,031, as compared to revenues of $1,496,375 during the three-month period ended March 31, 2007, representing an increase of approximately 36.7%. This increase was the result of the additional revenue from our 2007 acquisitions and organic subscriber growth. The revenues in the first quarter of 2008 include one additional month of revenue from SpeedNet and three months of revenue from MicroLnk as compared to the first quarter of 2007. As the Company's GAAP financials display revenues and marketing and advertising both net of promotions and/or service credits, adjusting for these items, revenues for the quarter ended March 31, 2008 were $2.1 million.

Operating Loss.  Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $4,441,897 for the three-month period ended March 31, 2008, as compared to $2,193,774 for the three-month period ended March 31, 2007, representing an increase of approximately 102.5%. A majority of this increase, 49.7%, was due to the incurrence of $1,122,386 for non-cash expenses including stock-based and warrant compensation expense. Another contributing factor, accounting for 36.7% of the increase in the operating loss, is the cost increases associated with the larger customer base, including the acquisitions of SpeedNet Services, Inc. and MicroLnk, LLC, and the resulting increased costs associated with running the expanded operations. Increased professional fees to support public company requirements account for 7.4% of the increase. Additional marketing initiatives for the continued organic expansion of the customer base and the initiation of activities as a DISH retailer and related DISH inventory costs account for 6.2% of the increase. Finally, the operating expenses for the first quarter of 2008 include certain one-time expenses and over accrued network operating costs totaling approximately $300,000. Without the non-cash expenses, normalized operating expenses would have been $3,319,511 for the three-month period ended March 31, 2008 as compared to $2,193,774 for the three-month period ended March 31, 2007, representing an increase of only 51.3%. Our actual operating loss margin increased by 71 percentage points from a total operating loss $2,395,866 of the three-month period ended March 31, 2008 as compared to a loss of $697,399 for the three-month period ended March 31, 2007. By removing non-cash expenses of $1,122,386, our normalized operating loss margin increased by less than 16 percentage points from a total normalized operating loss $1,273,480 for the three-month period ended March 31, 2008 as compared to a loss of $697,399 for the three-month period ended March 31, 2007. We were not a public company in the first quarter of 2007 and therefore did not incur costs related thereto. In addition, we hired additional personnel during the fourth quarter of 2007, including senior executives in furtherance of its acquisition strategy, public status and the associated growth of the business.

Payroll, Bonuses and Taxes.  Payroll bonuses and taxes totaled $1,007,688 for the three-month period ended March 31, 2008, as compared to $635,878 for the three-month period ended March 31, 2007, representing an increase of approximately 58.5%. This increase was primarily due to the incremental variable staff additions, such as customer service representatives and installers that are needed to service the expanded customer base as a result of our acquisitions of SpeedNet Services, Inc. and MicroLnk, LLC in 2007.

Depreciation and Amortization.  Depreciation and amortization expenses totaled $710,380 for the three-month period ended March 31, 2008, as compared to $535,355 for the three-month period ended March 31, 2007, representing an increase of approximately 32.7%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with the acquisitions SpeedNet Services, Inc. and MicroLnk, LLC in 2007.

Other General and Administrative Expenses.  Other general and administrative expenses totaled $366,183 for the three-month period ended March 31, 2008, as compared to $538,822 for the three-month period ended March 31, 2007, representing a decrease of approximately 32.0%. Expenses incurred in connection with our acquisitions account for 29.9% of the decrease in the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007. The balance of the decrease, or 70.1%, is due to our efforts to reduce and manage costs relating to office rent, bank service charges, shipping, and travel.

Network Operating Costs.  Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $743,398 for the three-month period ended March 31, 2008, as compared to $354,504 for the three-month period ended March 31, 2007, representing an increase of approximately 109.7%. The additional network footprint and increased customer bases associated with our acquisitions of SpeedNet Services, Inc. and MicroLnk, LLC account for 96.3% of the change. The balance of the increase, or 3.7%, is related to the organic increase in the customer base.

Marketing and Advertising Expenses.  Marketing and advertising expenses totaled $164,334 for the three-month period ended March 31, 2008, as compared to $60,741 for the three-month period ended March 31, 2007, representing an increase of approximately 170.5%. This increase was primarily due to our emphasis on organic growth across all of our markets as we have the ability to market to a greater number of potential customers served by the additional network footprint associated with our 2007 acquisitions of SpeedNet Services, Inc. and MicroLnk, LLC. Our marketing costs were 8% of revenue for the three-month period ended March 31, 2008 and 4% for the three-month ended March 31, 2007. This 4 percentage point difference in marketing expenses as a percentage of revenue was due to our expanded marketing efforts in the SpeedNet Services Inc. territories as well as the initiation of activities as a DISH retailer.

Installation Expense.  Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $121,886 for the three-month period ended March 31, 2008, as compared to $40,340 for the three-month period ended March 31, 2007, representing an increase of approximately 202.1%. Installation volumes increased by 62.5% for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007. The SpeedNet and MicroLnk acquisitions account for 28.3% while organic growth accounted for 71.7% of the installation volume increase for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007. The SpeedNet territories primarily utilize third party contractors for installations and this expense is classified to installation costs. In contrast, our other markets utilize employees and their wages are captured as payroll expenses.

Professional Fees.  Professional fees, which consist of legal, accounting, and other related expenses, totaled $188,837 for the three-month period ended March 31, 2008, as compared to $23,549 for the three-month period ended March 31, 2007, representing an increase of approximately 701.9%. Specifically, accounting fees account for 48.3%, advisory fees account for 25.1%, legal fees account for 18.8%, and other professional fees account for 7.8% of the increase in professional fee costs for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007. These additional expenses were incurred in connection with being a publicly traded company as of August 9, 2007. Non-recurring professional fees incurred during the three-month period ended March 31, 2008, for accounting, legal fees and other professional fees totaled $89,981.

Stock-Based and Warrant Compensation.  Stock-based and warrant compensation of $1,122,386 was expensed for the three-month period ended March 31, 2008, as compared to $4,585 for the three-month period ended March 31, 2007. The expense for warrants granted as compensation for the guaranty on our term note with Sun West Bank was $606,233 during the three-month period ended March 31, 2008. Stock-based compensation for stock options issued under our option plan totaled $516,153 for the three-month period ended March 31, 2008 as compared to stock option expense in for the three-month period ended March 31, 2007 totaling $4,585.

Cost of DISH Inventory.  Cost of DISH inventory of $16,805 was expensed for the three-month period ended March 31, 2008, as compared to no cost for the three-month period ended March 31, 2007. The expense for DISH inventory is recognized immediately after installation. We began our DISH retailer line of business in January 2007.

Other Income and Expense.  We incurred other income and expense of $175,767 for the three-month period ended March 31, 2008, as compared to $159,838 for the three-month period ended March 31, 2007, representing an increase of 10%. The primary reason for the increase, 69.2%, resulted from interest income of $11,600 earned in the three-month period ended March 31, 2007 as compared to $585 earned for the three-month period ended March 31, 2008. The remaining reason for the increase, or 30.8%, is due to the increased interest expense incurred in connection with lease financing in support of our continued organic growth of our customer base.

Net Loss.  We had a net loss of $2,571,633 for the three-month period ended March 31, 2008, as compared to a net loss of $857,237 for the three-month period ended March 31, 2007, representing an increase of approximately 200%. The major contributing factor of the increased net loss is the incurrence of $1,122,386 for non-cash expenses, including stock-based and warrant compensation expense, which accounts for 65.2% of the increase. The increased costs associated with running the expanded operations of SpeedNet Services, Inc. and MicroLnk, LLC, contributed to 25.2% of the increase. Finally, 9.6% of increase is the incremental professional fees incurred in support of our public company status. Normalized net loss without the non-cash expenses would have been $1,449,247 for the three-month period ended March 31, 2008 as compared to $857,237 for the three-month period ended March 31, 2007, representing an increase of only 69.1%. This is as a result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale with our acquisitions of SpeedNet Services, Inc. and MicroLnk, LLC. Our net loss margin increased by 68 percentage points from a net loss $2,571,633 for the three-month period ended March 31, 2008 as compared to a net loss of $857,237 for the three-month period ended March 31, 2007. However, after removing the non-cash expenses of $1,122,386, our normalized net loss margin increased by 13 percentage points from a total normalized net loss $1,449,247 for the three-month period ended March 31, 2008 as compared to a net loss of $857,237 for the three-month period ended March 31, 2007.

Liquidity and Capital Resources

General

As of March 31, 2008 and as of March 31, 2007, we had cash of $117,631 and $891,986, respectively.

Net Cash Used by Operating Activities. Net cash used in operating activities totaled $525,470 for the three-month period ended March 31, 2008, as compared to net cash proceeds from operating activities of $11,628 for the three-month period ended March 31, 2007. The change in cash used in operating activities is attributed to the increases in professional fees in support of our public company requirements, network operating costs relating to the SpeedNet territories, marketing costs and an increase in accounts receivable which account for 30.7%, 46.6%, 14.9% and 7.8% of the change, respectively.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $10,635 for the three-month period ended March 31, 2008, as compared to $3,478,977 for the three-month period ended March 31, 2007. In the three-month period ended March 31, 2007, we completed the asset purchase of SpeedNet Services, Inc.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $336,737 for the three-month period ended March 31, 2008, as compared to $4,354,555 for the three-month period ended March 31, 2007. During the three-month period ended March 31, 2008, we entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan that was entered into during the three-month period ending March 31, 2007. We drew down $874,937 of the remaining $1,500,000 remaining on the loan balance for use in operations. Proceeds from the sale of stock and exercised warrants for the three-month period ended March 31, 2007 totaled $1,608,050.

Working Capital. As of March 31, 2008, we had negative working capital of $7,446,500. This amount includes $3,874,937 of term debt, $833,491 for capital leases, and $415,352 for deferred revenue.

In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. As a result, we executed a new commercial loan agreement on February 8, 2008 totaling $4.5 million (the “Loan”). We will use the proceeds of the Loan to refinance our existing term loan of $3.0 million due January 30, 2008 and for working capital as required by the business. The Loan matures on August 4, 2008, but is renewable at our option for an additional six months or until February 4, 2009. If in the short-term we are unable to raise capital on favorable terms, or at all, we intend to generate internal cash from further cost reductions already commenced in the first quarter of 2008 and/or raise additional outside capital from current shareholders or other related parties. However, there can be no assurance that we will be successful in doing so, and such cost reductions would significantly curtail our current acquisition and organic growth strategy.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of its financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In our opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make our financial position and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

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

Stock Based Compensation. On December 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," requiring us to recognize expenses related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

We have has estimated the fair value of our option awards granted after December 1, 2005, using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of our valuation during prior financings. As of December 31, 2006, the expected life, representing the period of time that options granted are expected to remain outstanding, is 3 years. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as “Special Purposes Entities”.

Recently Issued Accounting Pronouncements

The following pronouncements have been issued by the Financial Accounting Standards Board (the “FASB”):

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. For the three month period ended March 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 157.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. For the three month period ended March 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 159.

In June 2001, the FASB issued FAS 141, Business Combinations, which was established to (1) better reflect investments made in acquired companies, and (2) to provide additional information regarding acquired intangible assets. FAS 141 mandates that all assets acquired and liabilities assumed are valued at their fair value. FAS 141 was revised in December 2007, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This revision represents a major departure from the historical cost accounting that many companies use currently. We are currently evaluating FAS 141 to determine its impact on our future consolidated financial position, results of operations or cash flows.

Certain Risks and Uncertainties

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Management’s Discussion and Analysis,” constitute forward-looking statements. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties. Any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 4T. Controls and Procedures.

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits.
Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Jonathan Snyder
Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Annette Eggert
Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

________________________
* Filed herewith