Form 10-Q
period 2008-06-30
KeyOn Communications Holdings Inc.
filed 2008-08-14
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-136487

KEYON COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3130469

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11742 Stonegate Circle Omaha, Nebraska 68164	68164

(Address of Principal Executive Offices)	(Zip Code)

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

As of August 14, 2008, 8,251,142 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATD BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$21,549	$316,999
Accounts receivable, net of allowance for doubtful accounts	148,601	94,098
Inventories	235,738	300,610
Prepaid expenses and other current assets	66,764	75,259

Total current assets	472,652	786,966

PROPERTY AND EQUIPMENT - Net	4,179,441	4,571,220

OTHER ASSETS
Goodwill	1,738,773	1,738,773
Subscriber base -net	763,765	964,787
Trademarks	16,667	16,667
Refundable deposits	66,758	65,624
Debt issuance costs - net	2,686	10,065

Total other assets	2,588,649	2,795,916

TOTAL ASSETS	$7,240,742	$8,154,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,525,657	$2,389,356
Cash overdraft	217,172	298,516
Revolving line of credit	100,000	100,000
Term loan payable - related party	4,500,000	3,000,000
Current portion of notes payable	261,364	149,685
Current portion of deferred rent liability	57,642	57,007
Current portion of capital lease obligations	889,908	742,562
Deferred revenue	388,294	391,193

Total current liabilities	8,940,037	7,128,319

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	171,200	200,320
Notes payable, less current maturities	56,613	68,525
Notes payable to shareholders, less current maturities	—	—
Capital lease obligations, less current maturities	714,549	667,639

Total long term liabilities	942,362	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized 0 shares issued and outstanding at June 30, 2008 and at December 31, 2007 Common stock, $0.001 par value; 95,000,000 shares authorized; 8,251,142 shares issued and outstanding at June 30, 2008; 8,249,106 shares issued and outstanding as of December 31, 2007	8,251	8,249
Additional paid-in capital	16,312,543	13,739,714
Accumulated deficit	(18,962,451)	(13,658,664)

Total stockholders’ equity (deficit)	(2,641,657)	89,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,240,742	$8,154,102

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

REVENUES:
Service and installation revenue	$1,951,059	$1,823,378	$3,932,017	$3,289,569
Support and other revenue	35,229	33,801	100,302	63,985

Total revenues	1,986,288	1,857,179	4,032,319	3,353,554

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,037,908	853,976	2,045,596	1,489,854
Depreciation and amortization	688,934	658,937	1,399,314	1,194,291
Other general and administrative expense	310,697	316,236	676,880	855,058
Network operating costs	726,876	634,328	1,470,274	988,832
Marketing and advertising	136,746	169,894	301,080	230,635
Installation expense	121,535	134,217	243,421	174,557
Professional fees	56,304	87,101	245,141	110,650
Stock based compensation	1,438,446	—	2,560,832	4,585
Cost of DISH inventory	14,308	—	31,113	—

Total operating costs and expenses	4,531,754	2,854,689	8,973,651	5,048,462

LOSS FROM OPERATIONS	(2,545,466)	(997,510)	(4,941,332)	(1,694,908)

OTHER INCOME (EXPENSE):
Interest expense - Net of interest income	(186,688)	(133,061)	(362,455)	(292,899)
Minority interest in income	—	—	—	—

Total other income (expense)	(186,688)	(133,061)	(362,455)	(292,899)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,732,154)	$(1,130,571)	$(5,303,787)	$(1,987,807)

Net loss per common share—basic and diluted	$(0.33)	$(0.21)	$(0.64)	$(0.38)

Weighted average common shares outstanding—basic and diluted	8,251,142	5,448,352	8,250,463	5,221,202

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,303,787)	$(1,987,807)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,198,292	1,056,432
Amortization expense on subscriber base	201,022	137,859
Stock based compensation expense	2,560,832	4,585
Warrant interest expense	—	54,139
Professional services in exchange for stock	—	26,105

Change in assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(54,503)	(19,050)
Decrease in inventory	64,872	—
(Increase) decrease in prepaid expenses and other current assets	8,495	45,448
(Increase) in refundable deposits	(1,134)	(9,208)
Decrease in other assets	7,379	36,761
Increase in accounts payable and accrued expenses	148,301	400,015
(Decrease) in deferred rent liability	(28,485)	—
Increase (decrease) in deferred revenue	(2,899)	23,512

Net cash provided by (used in) operating activities	(1,201,615)	(231,209)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(81,870)	(126,810)
Acquisition of SpeedNet and Microlnk	—	(3,458,255)

Net cash (used in) investing activities	(81,870)	(3,585,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash overdraft	—	132,566
Payment on cash overdraft	(81,344)	—
Payments on line of credit	—	—
Payments on loans payable to shareholder	—	(160,000)
Proceeds from term note payable	1,500,000	3,000,000
Payments on notes payable	99,767	(20,927)
Proceeds from notes payable	—	112,728
Payments on capital lease obligations	(530,388)	(341,610)
Proceeds from stock issuance	—	1,608,050

Net cash provided by financing activities	988,035	4,330,807

NET INCREASE (DECREASE) IN CASH	(295,450)	514,533

CASH - Beginning of period	316,999	4,690

CASH - End of period	$21,549	$519,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquisition - SpeedNet:
Accounts receivable	—	73,197
Prepaid assets	—	109,913
Goodwill	—	1,282,052
Subscriber Base	—	916,301
Trademark	—	16,667
Property and equipment	—	1,618,459
Inventory	—	308,666
Accounts payable and accrued expenses	—	(180,846)
Deferred Revenue	—	(431,912)
Capital lease obligations	—	(254,242)

	$—	$3,458,255

Stock issued to shareholders for notes payable	$—	$1,065,999

Stock issued to shareholders for notes payable interest	$—	$100,561

Common stock exchange for accrued professional services	$12,000	$—

Warrants for debt issuance costs	$—	$35,177

Warrant interest expense	$—	$54,139

Capital lease obligations for property and equipment	$724,643	$370,308

Deferred rent liability for tenant improvement		$265,000

Cash payments for:
Interest	$425,596	$128,190

Tax	$—	$—

See notes to condensed consolidated financial statements.

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

          KeyOn Communications, Inc. (“KeyOn” or “the Company”), was incorporated on December 16, 2004, under the laws of the State of Nevada. The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven (11) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has eight wholly-owned organizations (in combination referred to as the “related entities”): KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

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

1

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007 not misleading. The unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2008, and June 30, 2007 should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as contained in the Form 10K filed on March 31, 2008.

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

          Inventories

          With the purchase of SpeedNet Services, Inc., the Company began to maintain a consistent stock supply of

2

customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $220,701 as of June 30, 2008. The Company also began to carry inventory in 2007 in support of its launch as a reseller of satellite video service from DISH Network Corporation. The value of this inventory was $15,037 as of June 30, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense.

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

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $388,294 at June 30, 2008.

          Reclassifications

          Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial presentation.

          Income Taxes

          The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the six months ended June 30, 2008.

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

          In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax

3

position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008. For the six months ended June 30, 2008, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of $1,438,446 and $2,560,832 for the three and six month periods ended June 30, 2008, respectively, compared to $0 and $4,585 for the same periods in 2007.

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

          The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Certain factors, including current liabilities exceeding current assets and the presence of recurring losses and negative cash flow, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The Company has taken steps to mitigate this going concern opinion, including executing a new commercial loan agreement on February 8, 2008 totaling $4.5 million (the “Loan”), the proceeds of which were used to refinance the $3.0 million term loan and for working capital as to help sustain its current capital needs. The Loan matured on August 8, 2008, and the Company is in discussion with Sun West Bank to renew at the Company’s option until February 8, 2009. Beginning in 2007 and through the first quarter of 2008, the Company had been staffed to accelerate growth through acquisitions and rapid organic growth of its subscriber base. The Company has since moderated its growth strategy by postponing further acquisitions. In addition, in order to minimize cash outlays, the Company has slowed its organic growth while instituting cost-cutting measures such as a reduction in marketing expenses and company overhead. Finally, the Company is in the process of raising up to $1 million of secured-debt financing (see Subsequent Events) while these changes are being implemented. As a result, the Company plans to begin to generate operating income and positive cash from operations. These financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the

4

application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. For the three and six month periods ended June 30, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 157.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 has a material impact on our financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. For the three and six month periods ended June 30, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 159.

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

Note 3 – Equipment

          Equipment at June 30, 2008, consisted of the following:

	6/30/2008	12/31/2007

Subscriber equipment	$5,920,363	$5,329,361
Fixed wireless tower site equipment	2,529,783	2,353,683
Software and consulting costs	611,187	572,728
Computer and office equipment	418,030	417,077
Vehicles	277,439	277,439
Leasehold improvements	312,100	312,100

	10,068,902	9,262,388
Less: accumulated depreciation	(5,889,461)	(4,691,168)

Fixed assets - net	$4,179,441	$4,571,220

          Depreciation expense for the three months ended June 30, 2008 and 2007 was $588,423 and $577,281 respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,198,292 and $1,056,432, respectively.

Note 4 – Intangible Assets

          Intangible assets at June 30, 2008, consisted of the following:

	6/30/2008	12/31/2007

Goodwill	$1,738,773	$1,738,773
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	3,046,327	3,046,327
Less: accumulated amortization	(527,122)	(326,100)

Intangible assets - net	$2,519,205	$2,720,227

          Amortization expense for the three months ended June 30, 2008 and 2007 was $100,511 and $81,656, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $201,022 and $137,859, respectively.

          Estimated amortization expense for the remainder of 2008 and future fiscal years is as follows:

2008	$201,022
2009	402,044
2010	109,493
2011	21,189
2012	21,189
2013	8,829
Thereafter	—

$763,766

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Company used $3.0 million of the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank. The remaining $1.5 million was available to be drawn upon as needed. The loan balance was $4,500,000 as of June 30, 2008. Although the interest payments were not current as of June 30, 2008, the Company subsequently made such payments. The Loan matured on August 8, 2008, and the Company is in discussions with Sun West Bank to renew the Loan at the Company’s option for an additional six months until February 8, 2009. The initial interest rate is 7.75% and will vary with the Sun West Bank’s index rate plus 2.5 percentage points over the index. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of June 30, 2008 was 8.25%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company. The Company had the following long term debt at June 30, 2008 and December 31, 2007:

	6/30/2008	12/31/2007

One non-interest bearing note payable to an entity for professional services.	$121,737	$121,737

One 7.8% note payable to American National Bank maturing April 2011 for the purchase of vans.	60,588	69,959

Two separate 9.1% notes payable to GMAC maturing August 2010 for the purchase of two trucks.	22,016	26,514

Two 5.0% notes payable due to two separate entities maturing from October 3rd to October 9, 2008, with interest payable at maturity.	40,000	—

Two unsecured, non-interest bearing notes payable to two separate entities maturing from June 2009 to November 2009 resulting from the conversion of accounts payable.	73,636	—

Total long term debt	317,977	218,210
Less current maturities	(261,364)	(149,685)

Total long term debt less current maturities	$56,613	$68,525

          Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2008:

2008	$167,099
2009	73,458
2010	29,578
2011	7,842

$277,977

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $333,478 in the three months ended June 30, 2008 and an additional $724,643 in the six months ended June 30, 2008.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for an additional 10 years. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,314,891 as of June 30, 2008.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2008:

2008	$630,257
2009	974,696
2010	334,323
2011	26,496
2012	—

Total minimum lease payments	1,965,772
Less amounts representing interest	(361,315)

1,604,457

Less current portion	(889,908)

Long term capital lease obligations	$714,549

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at June 30, 2008:

2008	$429,573
2009	654,694
2010	456,634
2011	322,658
2012	212,054
2013	57,878
Thereafter	19,919

Total	$2,153,410

          The total rental expense included in operating expenses for operating leases included above is $333,336 and $241,653 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the total rental expense included in operating expenses for operating leases was $632,065 and $491,693, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of June 30, 2008 are the following:

	6/30/2008	12/31/2007

Term loan payable (see also Note 5)	$4,500,000	$3,000,000

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

          The financial results for the three month period ended June 30, 2007 for KeyOn Communications Holdings, Inc. do not include operations for the MicroLnk fourth quarter 2007 acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the April, May and June, 2007 of MicroLnk financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Keyon as Reported	MicroLnk		Adjustments	2007 pro forma

TOTAL REVENUES	$1,857,179	$155,203	b	$51,608	$2,063,990

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	658,937	25,927		—	684,864

TOTAL OPERATING COSTS AND EXPENSE	2,854,689	235,098	a,b	18,427	3,108,214

LOSS FROM OPERATIONS	(997,510)	(79,895)		33,182	(1,044,224)

TOTAL OTHER INCOME (EXPENSE):	(133,061)	(185)		—	(133,246)

NET LOSS	$(1,130,571)	$(80,081)		$33,182	$(1,177,470)

a.	$33,000, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimination of duplicative headcount salaries

b.	$52,000, Service credits and promotional credits added back to revenue and reflected as marketing and network expenses

          The financial results for the six month period ended June 30, 2007 for KeyOn Communications Holdings, Inc. include five months of operations from SpeedNet LLC, and no operations for the MicroLnk fourth quarter 2007 acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the January 2007 SpeedNet Services, Inc. and January through June 2007 of MicroLnk financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Keyon as Reported	Jan 2007 SpeedNet Services	MicroLnk		Adjustments	2007 pro forma
REVENUES:

TOTAL REVENUES	$3,353,554	$482,435	$339,618	e	$113,737	$4,289,344

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	1,194,291	170,567	51,656	b	(50,228)	1,366,285

TOTAL OPERATING COSTS AND EXPENSE	5,048,462	710,670	452,638	a,b,c,e	(233,751)	5,978,018

LOSS FROM OPERATIONS	(1,694,908)	(228,235)	(113,019)		347,488	(1,688,674)

TOTAL OTHER INCOME (EXPENSE):	(292,899)	(18,869)	(439	) d	14,651	(297,556)

NET LOSS	$(1,987,807)	$(247,104)	$(113,458)		$362,139	$(1,986,230)

a.	$265,000, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimination of duplicative headcount salaries

b.	$50,000, Depreciation adjustment for January for new fair market valuation of assets

c.	$32,000, Adjustment for one quarter rent due to relocation into a smaller facility in Q2 2007

d.	$15,000, Adjustment of interest charged on SpeedNet Services other debt that is not a liability under KeyOn SpeedNet

e.	$114,000, Service credits and promotional credits added back to revenue and reflected as marketing and network expenses

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

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. As of December 31, 2007, 8,249,106 shares were issued and outstanding. During the three and six month periods ended June 30, 2008, 0 and 2,036 shares of common stock were issued, respectively. As of June 30, 2008, 8,251,142 shares were issued and outstanding.

          The Company entered into an agreement with a current employee on January 10, 2008, for the issuance of 100,000 shares of restricted common stock. The agreement calls for the shares to be issued over a two year period beginning July 10, 2008. The Company is recording compensation expense monthly over the life of the agreement.

For the three and six month periods ended June 30, 2008, compensation expense totaled $37,500 and $75,000, respectively.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of June 30, 2008, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 1,723,675 common stock warrants outstanding and exercisable as of June 30, 2008 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $5.27 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2007, a total of 473,675 warrants to purchase shares of our common stock were outstanding and exercisable. A total of 0 and 1,250,000 warrants were issued during the three and six months ended June 30, 2008, respectively. The Company recorded compensation expense for the warrants granted in 2008 of $1,095,850 and $1,702,083 for the three and six months ended June 30, 2008, respectively. No warrants were forfeited or exercised during the three and six months ended June 30, 2008. The amount expensed to interest expense for the amortization of the debt issuance costs during the three and six months ended June 30, 2008, was $2,510 and $7,379, respectively.

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

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into KeyOn’s development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Compensation Committee at the direction of the Board of Directors.

          As of December 31, 2007, 612,867 options were outstanding. During the three and six months ended June 30, 2008, the Company granted options to purchase a total of 68,040 and 286,664 shares of common stock, respectively, pursuant to the 2007 Plan. For the three months ended June 30, 2008, 7,556 options were forfeited. During the first three months of 2008, no options were forfeited. No options were exercised in the three and six month period ending June 30, 2008. As of June 30, 2008, 891,975 options were outstanding.

          Compensation expense recorded on stock options for the three and six months ended June 30, 2008, totaled $305,096 and $783,749, respectively. The range of strike price per outstanding option is $1.10 to $8.16 and the weighted average strike price is $2.86 per share.

Note 10 – Subsequent Events

          In July and August 2008, the Company received $425,000 from investors in the form of a secured loan. The Independent Members of the Company’s Board of Directors preliminarily approved terms under which the investment would be made. However, the terms of the loan and the loan agreements have not yet been finalized. As certain investors who participated are members of management and the Board of Directors, this transaction qualifies as a Related Party Transaction. The Company anticipates raising up to $1 million under the same terms and conditions when finalized.

          The Company is currently in discussions to extend the maturity of its Loan with Sun West Bank, at its option for an additional six months until February 8, 2009.

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

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. In October 2007, we acquired substantially all of the assets of MicroLnk, LLC, (“MicroLnk”) a provider of wireless broadband services to rural communities in Nebraska, headquartered in Lincoln. We currently operate the MicroLnk assets under the “SpeedNet” brand. In January 2007, we acquired substantially all of the assets of SpeedNet Services, Inc., (“SpeedNet”) a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Including the operations of SpeedNet, our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. Our results for the quarter ended June 30, 2007 do not include any operational results for MicroLnk as compared to the three months of financial results for the quarter ended June 30, 2008. Our results for the year to date ended June 30, 2007 include only five months of operations of SpeedNet and no operations for MicroLnk as compared to the financial results for the year to date ended June 30, 2008.

Characteristics of Our Revenues and Operating Costs and Expenses

          We offer our services under annual or two-year service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation. In 2008, we began offering services as a DISH retailer and receive revenues for DISH installations and DISH equipment sales. These revenues are recognized upon installation.

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

Results of Operations

Three-Month Period Ended June 30, 2008 as Compared to the Three-Month Period Ended June 30, 2007

          Revenues. During the three-month period ended June 30, 2008, we recognized revenues of $1,986,288, as compared to revenues of $1,857,179 during the three-month period ended June 30, 2007, representing an increase of approximately 7.0%. This increase was the result of the additional revenue from our fourth quarter 2007 acquisition of MicroLnk and organic subscriber growth. The revenues in the second quarter of 2008 include three months of revenue from MicroLnk as compared to the second quarter of 2007 which contains no revenues from MicroLnk. As the Company’s GAAP financials display revenues and marketing and advertising both net of promotions and/or service credits, adjusting for these items, revenues for the quarter ended June 30, 2008 were $2.1 million.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $4,531,754 for the three-month period ended June 30, 2008, as compared to $2,854,689 for the three-month period ended June 30, 2007, representing an increase of approximately 58.7%. A majority of this increase, 85.8%, was due to the incurrence of $1,438,446 for non-cash expenses of stock-based and warrant compensation expense. Another contributing factor, accounting for 14.2% of the increase in the operating loss, is the cost increase associated with running expanded operations with the larger customer base of our fourth quarter acquisition of MicroLnk and our organic growth. Without the non-cash stock compensation expenses, normalized operating expenses would have been $3,093,308 for the three-month period ended June 30, 2008 as compared to $2,854,689 for the three-month period ended June 30, 2007, representing an increase of only 8.4%. Our actual operating loss margin increased by 75 percentage points from a total operating loss $2,545,466 of the three-month period ended June 30, 2008 as compared to a loss of $997,510 for the three-month period ended June 30, 2007. By removing non-cash expenses of $1,438,446, our normalized operating loss margin increased by less than 2 percentage points from a total normalized operating loss $1,107,020 for the three-month period ended June 30, 2008 as compared to a loss of $997,510 for the three-month period ended June 30, 2007. Notably, the Company was not a public company in the second quarter of 2007 and therefore did not incur costs related thereto. In addition, we have since hired additional personnel, including senior executives in furtherance of our acquisition strategy, public status and the overall growth of the business.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $1,037,908 for the three-month period ended June 30, 2008, as compared to $853,976 for the three-month period ended June 30, 2007, representing an increase of approximately 21.5%. This increase was primarily due to the incremental variable staff additions, such as customer service representatives and installers that are needed to service the expanded customer base, as well as our acquisition of MicroLnk in October 2007. Additionally, we have since hired additional personnel, including senior executives in furtherance of our acquisition strategy, public status and the associated growth of the business.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $688,934 for the three-month period ended June 30, 2008, as compared to $658,937 for the three-month period ended June 30, 2007, representing an increase of approximately 4.6%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with the fourth quarter 2007 acquisition of MicroLnk and our organic subscriber growth.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $310,697 for the three-month period ended June 30, 2008, as compared to $316,236 for the three-month period ended June 30, 2007, representing a decrease of approximately 1.8%. This decrease is due to our efforts to reduce and control overall operating costs.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $726,876 for the three-month period ended June 30, 2008, as compared to $634,328 for the three-month period ended June 30, 2007, representing an increase of approximately 14.6%. The additional network footprint and increased customer base associated with our fourth quarter acquisition of MicroLnk accounts for 22.7% of the change. The balance of the increase, or 77.3%, is related to higher than expected tower repair costs and service credits given to our expanded customer base due to severe weather in our Midwestern markets.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $136,746 for the three-month period ended June 30, 2008, as compared to $169,894 for the three-month period ended June 30, 2007, representing a decrease of approximately 19.5%. This decrease relates to our concentration on certain target markets during the three months ended June 30, 2008 as compared to a more broad-based marketing plan used during the three months ended June 30, 2007. Our marketing costs were 6.9% of revenue for the three-month period ended June 30, 2008 and 9.1% for the three-month ended June 30, 2007. This 2 percentage point difference in marketing expenses as a percentage of revenue was due to our focused marketing efforts which resulted in a relative cost reduction for this category.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $121,535 for the three-month period ended June 30, 2008, as compared to $134,217 for the three-month period ended June 30, 2007, representing a decrease of approximately 9.4%. Installation volumes decreased by 8.7% for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007. Installation supply expense and automobile repairs declined during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007, but was offset by the 30% increase in fuel costs over prior period.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $56,304 for the three-month period ended June 30, 2008, as compared to $87,101 for the three-month period ended June 30, 2007, representing a decrease of approximately 35.4%. Accounting fees account for all of the decrease in professional fee costs as we incurred additional accounting expenses in the three months ended June 30, 2007 in support of the company becoming a publicly traded company as of August 9, 2007. Accounting fees account for all of the decrease in professional fee costs as we incurred additional accounting expenses in the three months ended June 30, 2007 in support of the company becoming a publicly traded on August 9, 2007.

          Stock-Based and Warrant Compensation. Stock-based and warrant compensation of $1,438,446 was expensed for the three-month period ended June 30, 2008, as compared to no expense for the three-month period ended June 30, 2007. The expense for warrants granted as compensation for the guaranty on our term note with Sun West Bank was $1,095,850 during the three-month period ended June 30, 2008. Stock-based compensation for stock options issued under our option plan totaled $305,096 for the three-month period ended June 30, 2008. Stock-based compensation for restricted stock was $37,500 for the three-month period ended June 30, 2008.

          Cost of DISH Inventory. Cost of DISH inventory of $14,308 was expensed for the three-month period ended June 30, 2008, as compared to no cost for the three-month period ended June 30, 2007. The expense for DISH inventory is recognized immediately after installation.

          Other Income and Expense. We incurred other income and expense of $186,688 for the three-month period ended June 30, 2008, as compared to $133,061 for the three-month period ended June 30, 2007, representing an increase of 40.3%. The primary reason for the increase, 37.9%, resulted from an increase in lease financing in support of our continued organic growth of our customer base. We earned interest income during the three-month period ended June 30, 2007 as compared to negligible interest income earned during the three-month period ended June 30, 2008. This difference is the reason for 31.0% of the increase. The remaining reason for the increase, or 31.1%, is due to the increased interest expense incurred in connection with our term loan.

          Net Loss. We had a net loss of $2,732,154 for the three-month period ended June 30, 2008, as compared to a net loss of $1,130,571 for the three-month period ended June 30, 2007, representing an increase of approximately 142%. The major contributing factor of the increased net loss is the incurrence of $1,438,446 for non-cash stock-based and warrant compensation expense, which accounts for 89.8% of the increase. The increased costs associated with running the expanded operation of MicroLnk contributed to 5.6% of the increase. Finally, additional personnel, including senior executives in furtherance of our acquisition strategy, public company status and the associated growth of the business accounts for 4.6% of the increase. Normalized net loss without the non-cash expenses would have been $1,293,708 for the three-month period ended June 30, 2008 as compared to $1,130,571 for the three-month period ended June 30, 2007, representing an increase of 14.4%. This is as a result of the elimination of duplicative costs and improvements in efficiencies due to economies of scale with our fourth quarter 2007 acquisition of MicroLnk. Our net loss margin increased by 77 percentage points from a net loss

$2,732,154 for the three-month period ended June 30, 2008 as compared to a net loss of $1,130,571 for the three-month period ended June 30, 2007. However, after removing the non-cash expenses of $1,438,446, our normalized net loss margin increased by 4 percentage points from a total normalized net loss $1,293,708 for the three-month period ended June 30, 2008 as compared to a net loss of $1,130,571 for the three-month period ended June 30, 2007.

Six-Month Period Ended June 30, 2008 as Compared to the Six-Month Period Ended June 30, 2007

          Revenues. During the six-month period ended June 30, 2008, we recognized revenues of $4,032,319, as compared to revenues of $3,353,554 during the six-month period ended June 30, 2007, representing an increase of approximately 20.2%. This increase was the result of the additional revenue from our 2007 acquisitions and organic subscriber growth. The revenues in the first six months of 2008 include six months of revenue from MicroLnk and six months of revenue from SpeedNet as compared to the first six months ended June 30, 2007 which includes no revenue from MicroLnk and only five months of revenue from SpeedNet. As the Company’s GAAP financials display revenues and marketing and advertising both net of promotions and/or service credits, adjusting for these items, revenues for the six months ended June 30, 2008 were $4.2 million.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $8,973,651 for the six-month period ended June 30, 2008, as compared to $5,048,462 for the six-month period ended June 30, 2007, representing an increase of approximately 77.8%. A majority of this increase, 65.1%, was due to the incurrence of $2,556,247 in non-cash stock-based and warrant compensation expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Another contributing factor, accounting for 30.2% of the increase in the operating loss, is the cost increases associated with the larger customer base, including the acquisitions of SpeedNet and MicroLnk, and the resulting increased costs associated with running the expanded operations. Increased professional fees to support public company requirements account for 3.5% of the increase. Additional marketing initiatives for the continued organic expansion of the customer base and the initiation of activities as a DISH retailer and related DISH inventory costs account for 1.2% of the increase. Without the non-cash stock compensation expense, normalized operating expenses would have been $6,412,819 for the six-month period ended June 30, 2008, as compared to $5,043,877 for the six-month period ended June 30, 2007, representing an increase of only 27.1%. Our actual operating loss margin increased by 72 percentage points from a total operating loss $4,941,332 of the six-month period ended June 30, 2008 as compared to a loss of $1,694,908 for the six-month period ended June 30, 2007. By removing non-cash stock compensation expense, our normalized operating loss margin increased by less than 9 percentage points from a total normalized operating loss $2,380,500 for the six-month period ended June 30, 2008 as compared to a loss of $1,690,323 for the six-month period ended June 30, 2007. Notably, the Company was not a public company in the six months of 2007 and therefore did not incur costs related thereto. In addition, KeyOn has since hired additional personnel, including senior executives in furtherance of its acquisition strategy, public status and the associated growth of the business.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $2,045,596 for the six-month period ended June 30, 2008, as compared to $1,489,854 for the six-month period ended June 30, 2007, representing an increase of approximately 37.3%. This increase was primarily due to the incremental variable staff additions, such as customer service representatives and installers that are needed to service the expanded customer base as a result of our acquisitions of SpeedNet and MicroLnk in 2007. Additionally, we have since hired additional personnel, including senior executives in furtherance of our acquisition strategy, public status and the associated growth of the business.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $1,399,314 for the six-month period ended June 30, 2008, as compared to $1,194,291 for the six-month period ended June 30, 2007, representing an increase of approximately 17.2%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with the acquisitions SpeedNet Services, Inc. and MicroLnk in 2007.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $676,880 for the six-month period ended June 30, 2008, as compared to $855,058 for the six-month period ended June 30, 2007, representing a decrease of approximately 20.8%. The absence of expenses incurred in connection with our acquisitions account for 20.2% of the decrease in the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007. The absence of expenses incurred on insurance premiums account for 18.0% of the decrease in the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007. The balance of the decrease, or 61.8%, is due to our efforts to reduce and control overall operating costs.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $1,470,274 for the six-month period ended June 30, 2008, as compared to $988,832 for the six-month period ended June 30, 2007, representing an increase of approximately 48.7%. The additional network footprint and increased customer bases associated with our acquisitions of SpeedNet and MicroLnk and our organic growth account for the majority of the increase. The balance of the increase is related to higher than expected tower repair costs and service credits due to severe weather in our Midwestern markets.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $301,080 for the six-month period ended June 30, 2008, as compared to $230,635 for the six-month period ended June 30, 2007, representing an increase of approximately 30.5%. This increase was primarily due to our emphasis on organic growth across all of our markets as we have the ability to market to a greater number of potential customers served by the additional network footprint associated with the acquisitions of SpeedNet and MicroLnk completed in 2007. Our marketing costs were 7.5% of revenue for the six-month period ended June 30, 2008 and 6.9% for the six-month ended June 30, 2007, representing a 1 percentage point increase.

           Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $243,421 for the six-month period ended June 30, 2008, as compared to $174,557 for the six-month period ended June 30, 2007, representing an increase of approximately 39.5%. Installation volumes increased by 21.6% for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007. Fuel costs during the six month period ended June 30, 2008 as compared to June 30, 2007 have increased approximately 30% which accounts for 15% of the cost increase. The SpeedNet and MicroLnk acquisitions account for 39.4% while organic growth accounted for 60.6% of the installation volume increase for the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007.

           Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $245,141 for the six-month period ended June 30, 2008, as compared to $110,650 for the six-month period ended June 30, 2007, representing an increase of approximately 121.5%. Specifically, legal fees account for 52.4%, accounting fees account for 31.7%, and advisory and other professional fees account for 15.9% of the increase in professional fee costs for the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007. These additional expenses have been incurred in support of the company now being a publicly traded company as of August 9, 2007.

          Stock-Based and Warrant Compensation. Stock-based and warrant compensation of $2,560,832 was expensed for the six-month period ended June 30, 2008, as compared to $4,585 for the six-month period ended June 30, 2007. The expense for warrants granted as compensation for the guaranty on our term note with Sun West Bank was $1,702,083 during the six-month period ended June 30, 2008. Stock-based compensation for stock options issued under our option plan totaled $783,749 for the six-month period ended June 30, 2008, as compared to stock option expense for the six-month period ended June 30, 2007 totaling $4,585. Stock-based compensation for restricted stock was $75,000 for the six-month period ended June 30, 2008.

           Cost of DISH Inventory. Cost of DISH inventory of $31,113 was expensed for the six-month period ended June 30, 2008, as compared to no cost for the six-month period ended June 30, 2007. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008.

           Other Income and Expense. We incurred other income and expense of $362,455 for the six-month period ended June 30, 2008, as compared to $292,899 for the six-month period ended June 30, 2007, representing an increase of 23.7%. We earned interest income during the six-month period ended June 30, 2007 as compared to negligible interest income earned during the six-month period ended June 30, 2008. This difference is the reason for 41.1% of the increase. The remaining reason for the increase, or 58.9%, is due to the increased interest expense incurred in connection with lease financing in support of our continued organic growth of our customer base and increased interest incurred on our term loan.

          Net Loss. We had a net loss of $5,303,787 for the six-month period ended June 30, 2008, as compared to a net loss of $1,987,807 for the six-month period ended June 30, 2007, representing an increase of approximately 166.8%. The major contributing factor of the increased net loss is the incurrence of $2,560,832 for non-cash expense stock-based and warrant compensation expense for the six months ended June 2008, as compared to $4,585 incurred for the six months ended June 2007. This difference accounts for 77.1% of the increase. The increased costs associated with running the expanded operations of SpeedNet and MicroLnk contributed to 18.8% of the increase. Finally, 4.1% of increase is the incremental professional fees incurred in support of our public company status. Normalized net loss without the non-cash stock compensation expense would have been $2,742,955 for the six-month period ended June 30, 2008 as compared to $1,983,222 for the six-month period ended June 30, 2007, representing an increase of only 38.3%. Our net loss margin increased by 72 percentage points from a net loss $5,303,787 for the six-month period ended June 30, 2008 as compared to a net loss of $1,987,807 for the six-month period ended June 30, 2007. However, after removing the non-cash stock compensation expense of $2,560,832 for the six months ended June 2008 and $4,585 for the six months ended June 2007, our normalized net loss margin increased by 9 percentage points from a total normalized net loss $2,742,955 for the six-month period ended June 30, 2008 as compared to a net loss of $1,983,222 for the six-month period ended June 30, 2007.

Liquidity and Capital Resources

General

          As of June 30, 2008 and June 30, 2007, we had cash of $21,549 and $519,223, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,201,615 for the six-month period ended June 30, 2008, as compared to net cash used from operating activities of $231,209 for the six-month period ended June 30, 2007. The change in cash used in operating activities is primarily attributed to the increases in professional fees in support of our public company requirements, network operating costs relating to the SpeedNet and MicroLnk territories. In addition we incurred, the incremental variable staff additions, such as customer service representatives and installers, which are needed to service the expanded customer base as a result of our acquisitions of SpeedNet and MicroLnk in 2007, and we hired additional personnel, including senior executives in furtherance of our acquisition strategy, public status and the associated growth of the business, marketing costs and an increase in accounts receivable.

           Net Cash Used in Investing Activities. Net cash used in investing activities totaled $81,870 for the six-month period ended June 30, 2008, as compared to $3,585,065 for the six-month period ended June 30, 2007. In the six-month period ended June 30, 2007, we completed the asset purchase of SpeedNet Services, Inc.

           Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $988,035 for the six-month period ended June 30, 2008, as compared to $4,330,807 for the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan that was entered into during the six-month period ending June 30, 2007. The company drew down $1,500,000 of the remaining amount on the loan balance for use in operations. $530,388 was used during the first six months of 2008 to pay down the balance on the operations financing leases. Proceeds from the sale of stock for the six-month period ended June 30, 2007 totaled $1,608,050.

           Working Capital. As of June 30, 2008, we had negative working capital of $8,467,385. This amount includes $4,500,000 of term debt, $889,908 for capital leases, and $388,294 for deferred revenue. We are currently in discussions to extend the maturation of the Loan for an additional six months, at our option, until February 8, 2009. Additionally, the Company is in the process of obtaining additional secured loans from existing shareholders and certain related parties as indicated in the Notes to the Financial Statements. The Company’s continued ability to execute pursuant to its business plan could be significantly impacted in the event that the Company is unable to raise the additional capital or to extend the maturity of its Loan with Sun West Bank.

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

* Filed herewith