Form 10-Q
period 2008-09-30
KeyOn Communications Holdings Inc.
filed 2008-11-12
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

As of November 12, 2008, 8,634,845 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATD BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$51,220	$316,999
Accounts receivable, net of allowance for doubtful accounts	129,883	94,098
Inventories	206,696	300,610
Prepaid expenses and other current assets	63,427	75,259

Total current assets	451,226	786,966

PROPERTY AND EQUIPMENT - Net	3,811,433	4,571,220

OTHER ASSETS
Goodwill	1,738,773	1,738,773
Subscriber base -net	663,254	964,787
Trademarks	16,667	16,667
Refundable deposits	66,758	65,624
Debt issuance costs - net	227,652	10,065

Total other assets	2,713,104	2,795,916

TOTAL ASSETS	$6,975,763	$8,154,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,336,196	$2,389,356
Cash overdraft	140,725	298,516
Revolving line of credit - related party	100,000	100,000
Term loan payable - related party	4,500,000	3,000,000
Current portion of notes payable	1,068,929	149,685
Current portion of deferred rent liability	58,294	57,007
Current portion of capital lease obligations	585,538	742,562
Deferred revenue	350,979	391,193

Total current liabilities	9,140,661	7,128,319

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	156,332	200,320
Notes payable, less current maturities	45,943	68,525
Capital lease obligations, less current maturities	987,379	667,639

Total long term liabilities	1,189,654	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized 0 shares issued and outstanding at September 30, 2008 and at December 31, 2007	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,634,845 shares issued and outstanding at September 30, 2008; 8,249,106 shares issued and outstanding as of December 31, 2007	8,635	8,249
Additional paid-in capital	17,088,868	13,739,714
Accumulated deficit	(20,452,055)	(13,658,664)

Total stockholders’ equity (deficit)	(3,354,552)	89,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,975,763	$8,154,102

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES:
Service and installation revenue	$1,860,112	$1,829,891	$5,792,129	$5,119,460
Support and other revenue	18,625	33,531	118,927	97,516

Total revenues	1,878,737	1,863,422	5,911,056	5,216,976

OPERATING COSTS AND EXPENSES:

Stock based compensation	537,294	1,335,306	3,098,126	1,339,891
Payroll, bonuses and taxes	868,733	914,045	2,914,329	2,403,899
Network operating costs	639,517	673,478	2,109,791	1,662,310
Depreciation and amortization	669,935	668,354	2,069,249	1,862,646
Other general and administrative expense	248,116	391,025	924,997	1,246,083
Installation expense	99,519	124,850	342,940	299,407
Marketing and advertising	13,950	166,958	315,030	397,593
Professional fees	75,230	319,341	320,370	429,991
Cost of DISH inventory	—	—	31,113	—

Total operating costs and expenses	3,152,294	4,593,357	12,125,945	9,641,820

LOSS FROM OPERATIONS	(1,273,557)	(2,729,935)	(6,214,889)	(4,424,844)

OTHER INCOME (EXPENSE):
Interest expense - Net of interest income	(216,047)	(136,621)	(578,502)	(429,520)
Minority interest in income	—	—	—	—

Total other income (expense)	(216,047)	(136,621)	(578,502)	(429,520)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,489,604)	$(2,866,556)	$(6,793,391)	$(4,854,364)

Net loss per common share—basic and diluted	$(0.18)	$(0.40)	$(0.82)	$(0.82)

Weighted average common shares outstanding--basic and diluted	8,386,790	7,217,297	8,295,905	5,886,567

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,793,391)	$(4,854,363)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,767,716	1,625,243
Amortization expense on subscriber base	301,533	237,403
Amortization expense on debt issuance costs	5,022	17,889
Stock based compensation expense	3,098,126	1,339,891
Warrant interest expense	—	54,139
Professional services in exchange for stock	51,414	226,105

Change in assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(35,785)	(3,219)
Decrease in inventory	93,914	—
(Increase) decrease in prepaid expenses and other current assets	11,831	33,659
(Increase) in refundable deposits	(1,134)	(7,592)
(Increase) decrease in other assets	(22,609)	18,872
(Decrease) in accounts payable and accrued expenses	(53,160)	616,195
(Decrease) increase in deferred rent liability	(42,702)	6,579
(Decrease) in deferred revenue	(40,214)	(18,287)

Net cash provided by (used in) operating activities	(1,659,438)	(707,486)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(109,118)	(339,044)
Acquisition of SpeedNet and Microlnk	—	(3,458,255)

Net cash (used in) investing activities	(109,118)	(3,797,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash overdraft	—	—
Payment on cash overdraft	(157,791)	(17,246)
Payments on line of credit	—	—
Payments on loans payable to shareholder	—	(185,000)
Proceeds from term note payable	1,500,000	3,000,000
Payments on notes payable	(40,583)	(27,695)
Proceeds from notes payable	937,246	102,988
Payments on capital lease obligations	(736,095)	(509,841)
Proceeds from stock issuance	—	3,706,292

Net cash provided by financing activities	1,502,777	6,069,498

NET INCREASE (DECREASE) IN CASH	(265,779)	1,564,713

CASH - Beginning of period	316,999	4,690

CASH - End of period	$51,220	$1,569,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquisition - SpeedNet:
Accounts receivable	—	73,197
Prepaid assets	—	109,913
Goodwill	—	1,282,052
Subscriber Base	—	916,301
Trademark	—	16,667
Property and equipment	—	1,618,459
Inventory	—	308,666
Accounts payable and accrued expenses	—	(180,846)
Deferred Revenue	—	(431,912)
Capital lease obligations	—	(254,242)

	$—	$3,458,255

Stock issued to shareholders for notes payable	$—	$1,065,999

Stock issued to shareholders for notes payable interest	$—	$100,561

Common stock exchange for professional services	$51,414	$26,105

Deferred rent liability for tenant improvement	$—	$265,000

Warrants for debt issuance costs	$200,000	$35,177

Warrant interest expense	$—	$54,139

Capital lease obligations for property and equipment	$898,811	$370,308

Cash payments for:
Interest	$620,524	$128,190

Tax	$—	$—

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 not misleading. The unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2008, and September 30, 2007 should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006 as contained in the Form 10K SB filed on March 31, 2008.

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

          Inventories

          With the purchase of SpeedNet Services, Inc., the Company began to maintain a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $191,152 as of September 30, 2008. The Company also began to carry inventory in 2007 in support of its launch as a reseller of satellite video service from DISH Network Corporation. The value of this inventory was $15,544 as of September 30, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense.

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

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $350,979 at September 30, 2008.

          Reclassifications

          Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial presentation.

          Income Taxes

          The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the nine months ended September 30, 2008.

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

          In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-

step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008. For the nine months ended September 30, 2008, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of $537,294 and $3,098,126 for the three and nine month periods ended September 30, 2008, respectively, compared to $1,335,306 and $1,339,891 for the same periods in 2007.

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

          The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Certain factors, including current liabilities exceeding current assets and the presence of recurring losses and negative cash flow, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The Company has taken steps to mitigate this going concern opinion, including executing a commercial loan agreement with Sun West Bank on February 8, 2008 totaling $4.5 million (the “Loan”), the proceeds of which were used to refinance the $3.0 million term loan and for working capital as to help sustain its current capital needs. The Loan matured on August 8, 2008 though it was renewed on August 27, 2008 for a period of 6 months, with a new maturity date of February 8, 2009. In addition, in July 2008, the company had been in the process of raising $1 million of capital through the issuance of Subordinated Secured Promissory Notes (the “Notes”) to accredited investors. As of September 30, 2008, KeyOn has raised a total of $839,609 through the Notes (see Note 5 and Subsequent Events).

          Finally, beginning in 2007 and through the first quarter of 2008, the Company had been staffed to accelerate growth through acquisitions and rapid organic growth of its subscriber base. The Company has since moderated its growth strategy by postponing further acquisitions. In addition, in order to minimize cash outlays, the Company has slowed its organic growth while instituting cost-cutting measures such as a reduction in marketing expenses and company overhead. As a result, the Company has begun to generate operating income and positive cash from operations. At the same time, KeyOn has been exploring strategic alternatives, including a merger or sale of the company. These financial statements have been prepared assuming the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. For the three and nine month periods ended September 30, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 157.

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

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. For the three and nine month periods ended September 30, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 159.

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

Note 3 – Equipment

          Equipment at September 30, 2008 and December 31, 2007, consisted of the following:

	9/30/2008	12/31/2007

Subscriber equipment	$6,089,255	$5,329,361
Fixed wireless tower site equipment	2,573,561	2,353,683
Software and consulting costs	611,187	572,728
Computer and office equipment	418,030	417,077
Vehicles	241,106	277,439
Leasehold improvements	312,100	312,100

	10,245,239	9,262,388
Less: accumulated depreciation	(6,433,806)	(4,691,168)

Fixed assets - net	$3,811,433	$4,571,220

          Depreciation expense for the three months ended September 30, 2008 and 2007 was $569,424 and $586,698 respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $1,767,716 and $1,643,132, respectively.

Note 4 – Intangible Assets

          Intangible assets at September 30, 2008 and December 31, 2007, consisted of the following:

	9/30/2008	12/31/2007

Goodwill	$1,738,773	$1,738,773
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	3,046,327	3,046,327
Less: accumulated amortization - subscriber base	(627,633)	(326,100)

Intangible assets - net	$2,418,694	$2,720,227

          Amortization expense for the three months ended September 30, 2008 and 2007 was $100,511 and $81,656, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $301,533 and $219,514, respectively.

          Estimated amortization expense for the remainder of 2008 and future fiscal years is as follows:

2008	$100,511
2009	402,044
2010	109,493
2011	21,189
2012	21,189
2013	8,829
Thereafter	—

$663,255

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Company used $3.0 million of the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank. The remaining $1.5 million was available but had been fully drawn to $4,500,000 as of September 30, 2008. Monthly interest payments were not current as of September 30, 2008. However, Sun West Bank has allowed for an additional 60 days in order to cure the late interest payment. The Loan matured on August 8, 2008, and the Company extended the Loan for a fee of $11,500 at the Company’s option for an additional six months until February 8, 2009. The initial interest rate is 7.75% and will vary with the Sun West Bank’s index rate plus 2.5 percentage points over the index. The interest rate was 7.75% as of September 30, 2008. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of September 30, 2008 was 8.25%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company. The Company had the following long term debt at September 30, 2008 and December 31, 2007:

	9/30/2008	12/31/2007

A series of 17.0% subordinated secured notes payable maturing from November 2008 or January 2009, dependent upon the status of certain negotiations	$839,609	$—

One 5.0% notes payable maturing from October 3rd to October 9, 2008, with interest payable at maturity.	20,000	—

One non-interest bearing note payable to an entity for professional services.	121,737	121,737
One 7.8% note payable to American National Bank maturing April 2011 for the purchase of vans.	55,502	69,959

Two separate 9.1% notes payable to GMAC maturing August 2010 for the purchase of two trucks.	19,197	26,514

Two unsecured, non-interest bearing notes payable to two separate entities maturing from June 2009 to November 2009 resulting from the conversion of accounts payable.	58,827	—

Total long term debt	1,114,872	218,210
Less current maturities	(1,068,929)	(149,685)

Total long term debt less current maturities	$45,943	$68,525

          Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2008:

2008	$145,152
2009	932,853
2010	29,025
2011	7,842

$1,114,872

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $174,168 in the three months ended September 30, 2008 and an additional $898,811 in the nine months ended September 30, 2008. On September 22, 2008, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with Data Sales Co., Inc. (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on December 13, 2007 (the “Master Lease”). The Lender agreed to suspend all rental payments due and owing by the Company for the months of September, October and November 2008. The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that in December 2008, we will begin to make reduced payments for the first of 24 scheduled monthly payments. Restricted stock shares of 333,333 valued at $200,000 were issued as part of the amended agreement with the Lender.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,489,059 as of September 30, 2008.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2008:

2008	$208,481
2009	872,244
2010	636,957
2011	459,815
2012	—

Total minimum lease payments	2,177,497
Less amounts representing interest	(604,580)

1,572,917

Less current portion	(585,538)

Long term capital lease obligations	$987,379

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2008:

2008	$205,184
2009	658,000
2010	478,194
2011	341,393
2012	217,187
2013	54,135
Thereafter	19,919

Total	$1,974,012

          The total rental expense included in operating expenses for operating leases included above is $315,038 and $267,629 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the total rental expense included in operating expenses for operating leases was

$947,103 and $759,322, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of September 30, 2008 and December 31, 2007 are the following:

	9/30/2008	12/31/2007

Term loan payable (see also Note 5)	$4,500,000	$3,000,000
Revolving line of credit (see also Note 5)	100,000	100,000

	$4,600,000	$3,100,000

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

          The financial results for the three month period ended September 30, 2007 for KeyOn Communications Holdings, Inc. do not include operations for the MicroLnk fourth quarter 2007 acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the July, August and September, 2007 of MicroLnk financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Keyon as Reported	MicroLnk		Adjustments	2007 pro forma

TOTAL REVENUES	$1,863,422	$173,989	a	$75,652	$2,113,063

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	668,354	26,026		—	694,380

TOTAL OPERATING COSTS AND EXPENSE	4,593,357	235,098	a	75,652	4,904,107

LOSS FROM OPERATIONS	(2,729,935)	(79,895)		—	(2,791,044)

TOTAL OTHER INCOME (EXPENSE):	(136,621)	(223)		—	(136,844)

NET LOSS	$(2,866,556)	$(80,118)		$—	$(2,927,888)

a.	Approximately $76,000, Service credits and promotional credits added back to revenue and reflected as marketing and network expenses

          The financial results for the nine month period ended September 30, 2007 for KeyOn Communications Holdings, Inc. include eight months of operations from SpeedNet LLC, and no operations for the MicroLnk fourth quarter 2007 acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the January

2007 SpeedNet Services, Inc. and January through September 2007 of MicroLnk financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Keyon as Reported	Jan 2007 SpeedNet Services	MicroLnk		Adjustments	2007 pro forma
REVENUES:

TOTAL REVENUES	$5,216,976	$482,435	$539,911	e	$189,389	$6,428,711

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	1,862,646	170,567	77,681	b	(50,228)	2,060,666

TOTAL OPERATING COSTS AND EXPENSE	9,641,820	710,670	676,782	a,b,c,e	(158,099)	10,871,172

LOSS FROM OPERATIONS	(4,424,844)	(228,235)	(136,870)		347,488	(4,442,461)
TOTAL OTHER INCOME (EXPENSE):	(429,520)	(18,869)	(662	) d	14,651	(434,401)

NET LOSS	$(4,854,364)	$(247,104)	$(137,532)		$362,139	$(4,876,862)

a.	Approximately $265,000, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimination of duplicative headcount salaries

b.	Approximately $50,000, Depreciation adjustment for January for new fair market valuation of assets

c.	Approximately $32,000, Adjustment for one quarter rent due to relocation into a smaller facility in Q2 2007

d.	Approximately $15,000, Adjustment of interest charged on SpeedNet Services other debt that is not a liability under KeyOn SpeedNet

e.	Approximately $189,000, Service credits and promotional credits added back to revenue and reflected as marketing and network expenses

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

          Concurrent with the Merger, KeyOn Holdings raised $2,088,500 (net of $118,500 in offering costs) with the sale of 551,750 shares of common stock in an equity offering. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split off from Grant leaving KeyOn’s business as the surviving operations of Grant. After accounting for the Merger and the equity financing, KeyOn Holdings had 8,101,770 shares outstanding

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. As of December 31, 2007, 8,249,106 shares were issued and outstanding. During the three and nine month periods ended September 30, 2008, 383,703 and 385,739 shares of common stock were issued, respectively. Stock was issued in the three months ended September 30, 2008 as follows: 333,333 shares of stock valued at $200,000 were issued as part of the amended lease agreement with Data Sales, Inc. 20,000 shares of stock valued at

$60,000 were issued as part of the restricted stock agreement with Sid Ganju. 30,370 shares of stock valued at $39,414 were issued as payment for prior period professional services rendered. Additionally, during three months ended June 30, 2008, 2,036 shares were issued as part of a contractual agreement for professional services rendered. As of September 30, 2008, 8,634,845 shares were issued and outstanding.

          The Company entered into an agreement with a current employee on January 10, 2008, for the issuance of 100,000 shares of restricted common stock. The agreement calls for the shares to be issued over a two year period beginning July 10, 2008. The Company is recording compensation expense monthly over the life of the agreement. For the three and nine month periods ended September 30, 2008, compensation expense totaled $37,500 and $112,500, respectively.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of September 30, 2008, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 1,723,675 common stock warrants outstanding and exercisable as of September 30, 2008 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $5.27 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2007, a total of 473,675 warrants to purchase shares of our common stock were outstanding and exercisable. No warrants were issued in during the three months ended September 30, 2008. 1,250,000 warrants were issued during the nine months ended September 30, 2008. The Company recorded compensation expense for the warrants granted in 2008 of $340,417 and $2,042,500 for the three and nine months ended September 30, 2008, respectively. No warrants were forfeited or exercised during the three and nine months ended September 30, 2008. The amount expensed to interest expense for the amortization of the debt issuance costs during the three and nine months ended September 30, 2008, was $18,603 and $25,982, respectively.

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

          As of December 31, 2007, 612,867 options were outstanding. During the three and nine months ended September 30, 2008, the Company granted options to purchase a total of 304,162 and 590,826 shares of common stock, respectively, pursuant to the 2007 Plan. For the three and nine months ended September 30, 2008, 60,333 and 67,889 options were forfeited, respectively. No options were exercised in the three and nine month period ending September 30, 2008. As of September 30, 2008, 1,135,804 options were outstanding.

          Compensation expense recorded on stock options for the three and nine months ended September 30, 2008, totaled $159,378 and $943,126, respectively. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.11 per share. Compensation expense recorded on restricted stock options for the three and nine months ended September 30, 2008, totaled $37,500 and $112,500, respectively.

Note 10 – Subsequent Events

          The Company raised an additional $87,971 through the issuance of additional Notes to accredited investors as of November 14, 2008. Of this amount, $20,000 was the conversion of the 5% note to a subordinated secured note. KeyOn has raised a total of $927,551 through the Notes.

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

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. In January 2007, we acquired substantially all of the assets of SpeedNet Services, Inc., (“SpeedNet”) a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Including the operations of SpeedNet, our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. In October 2007, we acquired substantially all of the assets of MicroLnk, LLC, (“MicroLnk”) a provider of wireless broadband services to rural communities in Nebraska, headquartered in Lincoln. We currently operate the MicroLnk assets under the “SpeedNet” brand. Our results for the quarter ended September 30, 2007 do not include any operational results for MicroLnk as compared to the three months of financial results for the quarter ended September 30, 2008. Our results for the year to date ended September 30, 2007 include only eight months of operations of SpeedNet and no operations for MicroLnk as compared to the financial results for the year to date ended September 30, 2008.

Characteristics of Our Revenues and Operating Costs and Expenses

          We offer our services under annual or two-year service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation. In 2008, we began offering video satellite services as a DISH retailer and receive revenues for DISH installations and DISH equipment sales. These revenues are recognized upon installation.

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

Results of Operations

Three-Month Period Ended September 30, 2008 as Compared to the Three-Month Period Ended September 30, 2007

          Revenues. During the three-month period ended September 30, 2008, we recognized revenues of $1,878,737, as compared to revenues of $1,863,422 during the three-month period ended September 30, 2007, representing an increase of approximately 1.0%. This increase was the result of the additional revenue from our fourth quarter 2007 acquisition of MicroLnk and organic subscriber growth. The revenues in the third quarter of 2008 include three months of revenue from MicroLnk as compared to the third quarter of 2007 which contains no revenues from MicroLnk. As the Company’s GAAP financials display revenues and marketing and advertising both net of promotions and/or service credits, adjusting for these items, revenues for the three month period ended September 30, 2008 were $2.0 million.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $3,152,294 for the three-month period ended September 30, 2008, as compared to $4,593,357 for the three-month period ended September 30, 2007, representing a decrease of approximately 31.3%. A majority of this decrease, 55.3%, was due to the incurrence of only $537,294 of non-cash stock-based and warrant compensation expenses during the three-month period ended September 30, 2008, as compared to $1,335,306 incurred in the three-month period ended September 30, 2007. Another contributing factor, accounting for 26.3% of the decrease, was the reduction of one-time charges in professional fees and general and administrative expenses that were incurred in support of our reverse merger into a public company during the three-month period ended September 30, 2007 as compared to the elimination of these expenses during the three-month period ended September 30, 2008. The remaining decrease in operating expenses, or 18.4%, was the reduction of marketing and payroll expenses that were the result of our expense savings initiatives during the three month period ended September 30, 2008 as compared to September 30, 2007. Without the non-cash stock compensation expenses, normalized operating expenses would have been $2,615,000 for the three-month period ended September 30, 2008 as compared to $3,258,051 for the three-month period ended September 30, 2007, representing a decrease of 19.7% in operating expenses. Our actual operating loss margin improved by 79 percentage points from a total operating loss $1,273,557 for the three-month period ended September 30, 2008 as compared to a loss of $2,729,935 for the three-month period ended September 30, 2007. By removing non-cash expenses of $537,294 and $1,335,306, respectively, our normalized operating loss margin improved by 36 percentage points from a total normalized operating loss $736,263 for the three-month period ended September 30, 2008 as compared to a loss of $1,394,629 for the three-month period ended September 30, 2007.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $868,733 for the three-month period ended September 30, 2008, as compared to $914,045 for the three-month period ended September 30, 2007, representing a decrease of approximately 5.0%. This decrease was primarily due to our efforts to improve our internal processes which resulted in our ability to reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $669,935 for the three-month period ended September 30, 2008, as compared to $668,354 for the three-month period ended September 30, 2007, representing an increase of approximately 0.2%. This modest increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with the fourth quarter 2007 acquisition of MicroLnk.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $248,116 for the three-month period ended September 30, 2008, as compared to $391,025 for the three-month period ended September 30, 2007, representing a decrease of approximately 36.5%. This decrease was due to the elimination of one-time costs incurred in support of our reverse merger into a public company during the three-month period ended September 30, 2007 as compared to the three month period ended September 30, 2008.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $639,517 for the three-month period ended September 30, 2008, as compared to $673,478 for the three-month period ended September 30, 2007, representing a decrease of approximately 5.0%. The decrease was primarily due to our efforts to reduce costs by improving our service call processes. We have been able to reduce network operating costs even in the presence of our additional network footprint and increased customer base associated with MicroLnk in the fourth quarter of 2008.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $13,950 for the three-month period ended September 30, 2008, as compared to $166,958 for the three-month period ended September 30, 2007, representing a decrease of approximately 91.6%. This decrease related to our concentration on certain target markets as we refined our marketing strategy during the three months ended September 30, 2008 as compared to the more broad-based marketing plan we employed during the three months ended September 30, 2007. Our marketing costs were 0.7% of revenue for the three-month period ended September 30, 2008 and 9.0% for the three-month ended September 30, 2007. This 8 percentage point reduction in marketing expenses as a percentage of revenue was a direct result of our focused marketing efforts combined with our expense reduction initiatives.

           Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $99,519 for the three-month period ended September 30, 2008, as compared to $124,850 for the three-month period ended September 30, 2007, representing a decrease of approximately 20.3%. Installation volumes decreased by 40.3% for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007. Installation supply expense and automobile repairs also declined during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, but was offset by the increase in fuel costs over prior period.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $75,230 for the three-month period ended September 30, 2008, as compared to $319,341 for the three-month period ended September 30, 2007, representing a decrease of approximately 76.4%. Accounting, legal and advisory fees account for all of the decrease in professional fees as we eliminated the one-time expenses incurred in support of the company becoming a publicly traded company during the three months ended September 30, 2007.

          Stock-Based and Warrant Compensation. Stock-based and warrant compensation of $537,294 was expensed for the three-month period ended September 30, 2008, as compared to $1,335,306 for the three-month period ended September 30, 2007. The expense for warrants granted as compensation to those who guaranteed our term note with Sun West Bank was $340,417 during the three-month period ended September 30, 2008 and was $901,566 during the three-month period ended September 30, 2007. Stock-based compensation for stock options issued under our option plan totaled $159,378 for the three-month period ended September 30, 2008 as compared to $433,740 for the three-month period ended September 30, 2007. Stock-based compensation for restricted stock was $37,500 for the three-month period ended September 30, 2008.

          Other Income and Expense. We incurred other income and expense of $216,047 for the three-month period ended September 30, 2008, as compared to $136,621 for the three-month period ended September 30, 2007, representing an increase of 58.1%. The primary reason for the increase, 48.8%, resulted from the interest and loan fees on our subordinated secured notes issued during the three month period ended September 30, 2008. The interest on our lease financing in support of the organic growth of our customer base accounted for 22.3% of the increase. Finally, 28.9% of the increase was due to the fact that we had negligible interest income during the three-month period ended September 30, 2008 as compared to $23,025 of interest income earned during the three-month period ended September 30, 2007.

          Net Loss. We had a net loss of $1,489,604 for the three-month period ended September 30, 2008, as compared to a net loss of $2,866,556 for the three-month period ended September 30, 2007, representing an improvement of approximately 48.0%. The major contributing factor of the improved net loss was the incurrence of only $537,294 of non-cash stock-based and warrant compensation expenses for the three month period ended September 30, 2008 as compared to $1,335,306 for the three month period ended September 30, 2007, which accounted for 57.9% of the improvement. Another contributing factor, accounting for 28.1% of the improvement in the net loss, was the elimination of one-time charges in professional fees and general and administrative expenses that were incurred in support of our reverse merger into a public company during the three-month period ended

September 30, 2007, as compared to the three month period ended September 30, 2008. The remaining improvement, or 14.0%, was the result of focused cost savings initiatives in marketing and payroll costs, partially offset by an increase in interest expenses during the three-month period ended September 30, 2008 as compared to September 30, 2007. Normalized net loss without the non-cash compensation expenses would have been $952,310 for the three-month period ended September 30, 2008 as compared to $1,531,250 for the three-month period ended September 30, 2007, representing an improvement of 37.8%. This improvement was the result of our cost reduction initiatives, including the elimination of duplicative costs and improvements in efficiencies due to economies of scale with our acquisition of MicroLnk in the fourth quarter of 2007 as well as the elimination of one-time expenses incurred in support of our merger into a public entity for the three-month period ended September 30, 2007. Our net loss margin improved by 75 percentage points from a net loss $1,489,604 for the three-month period ended September 30, 2008 as compared to a net loss of $2,866,556 for the three-month period ended September 30, 2007. After removing the non-cash compensation expenses of $537,294 and $1,335,306, respectively, our normalized net loss margin improved by 32 percentage points from a total normalized net loss $952,310 for the three-month period ended September 30, 2008 as compared to a net loss of $1,531,250 for the three-month period ended September 30, 2007.

          Nine-Month Period Ended September 30, 2008 as Compared to the Nine-Month Period Ended September 30, 2007

          Revenues. During the nine-month period ended September 30, 2008, we recognized revenues of $5,911,056, as compared to revenues of $5,216,976 during the nine-month period ended September 30, 2007, representing an increase of approximately 13.3%. This increase was the result of the additional revenue from our acquisitions made in 2007 and modest organic subscriber growth. The revenues in the first nine months of 2008 include nine months of revenue from MicroLnk and nine months of revenue from SpeedNet as compared to the first nine months ended September 30, 2007 which included no revenue from MicroLnk and only eight months of revenue from SpeedNet. As the Company’s GAAP financials display revenues and marketing and advertising both net of promotions and/or service credits, adjusting for these items, revenues for the nine months ended September 30, 2008 were $6.1 million.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $12,125,945 for the nine-month period ended September 30, 2008, as compared to $9,641,820 for the nine-month period ended September 30, 2007, representing an increase of approximately 25.7%. A majority of this increase, or 70.7%, was due to the incurrence of $3,098,126 of non-cash stock-based and warrant compensation expenses for the nine months ended September 30, 2008 as compared to $1,339,891 the nine months ended September 30, 2007. The balance of the increase in the operating loss, which accounted for 29.3%, was due to the cost increases associated with the larger customer base, including the acquisitions of SpeedNet and MicroLnk, and the resulting increased costs associated with running the expanded operations. Without the non-cash stock compensation expense, normalized operating expenses would have been $9,027,819 for the nine-month period ended September 30, 2008, as compared to $8,301,929 for the nine-month period ended September 30, 2007, representing an increase of only 8.7%. Our actual operating loss margin increased by 20 percentage points from a total operating loss $6,214,889 of the nine-month period ended September 30, 2008 as compared to a loss of $4,424,844 for the nine-month period ended September 30, 2007. By removing non-cash stock compensation expense, our normalized operating loss margin improved by 6 percentage points from a total normalized operating loss $3,116,763 for the nine-month period ended September 30, 2008 as compared to a loss of $3,084,953 for the nine-month period ended September 30, 2007.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $2,914,329 for the nine-month period ended September 30, 2008, as compared to $2,403,899 for the nine-month period ended September 30, 2007, representing an increase of approximately 21.2%. This increase was primarily due to the incremental variable staff additions, such as customer service representatives and installers that are needed to service the expanded customer base with our acquisitions of SpeedNet and MicroLnk in 2007.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $2,069,249 for the nine-month period ended September 30, 2008, as compared to $1,862,646 for the nine-month period ended September 30, 2007, representing an increase of approximately 11.1%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with our acquisitions of SpeedNet and MicroLnk in 2007.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $924,997 for the nine-month period ended September 30, 2008, as compared to $1,246,083 for the nine-month period ended September 30, 2007, representing a decrease of approximately 25.8%. A large portion of this decrease, 44.5%, was due to the elimination of one-time costs incurred in support of our reverse merger into a public company during the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007. The balance of the decrease, or 55.5%, was due to our efforts to reduce and control overall operating costs.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $2,109,791 for the nine-month period ended September 30, 2008, as compared to $1,662,310 for the nine-month period ended September 30, 2007, representing an increase of approximately 26.9%. The additional network footprint and increased customer bases associated with our acquisitions of SpeedNet and MicroLnk and our organic growth account for the majority of the increase. The balance of the increase is related to higher than expected tower repair costs and service credits due to severe weather in our Midwestern markets during the second quarter of 2008.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $315,030 for the nine-month period ended September 30, 2008, as compared to $397,593 for the nine-month period ended September 30, 2007, representing a decrease of approximately 20.8%. This decrease was attributed to our concentration on certain target markets as we continued to refine our marketing strategy during the nine months ended September 30, 2008 as compared to the more broad-based marketing plan we employed during the nine months ended September 30, 2007. Our marketing costs were 5.3% of revenue for the nine-month period ended September 30, 2008 and 7.6% for the nine-month period ended September 30, 2007, representing a 2 percentage point decrease.

           Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $342,940 for the nine-month period ended September 30, 2008, as compared to $299,407 for the nine-month period ended September 30, 2007, representing an increase of approximately 14.5%. Installation volumes increased by 2.3% for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007 which accounted for 15.9% of the cost increase. Fuel costs increased approximately 30% during the nine-month period ended September 30, 2008 as compared to September 30, 2007 which accounted for 84.1% of the cost increase.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $320,370 for the nine-month period ended September 30, 2008, as compared to $429,991 for the nine-month period ended September 30, 2007, representing a decrease of approximately 25.4%. Accounting, legal and advisory fees account for all of the decrease as we eliminated one-time additional expenses incurred during the nine months ended September 30, 2007 in support of the company becoming a publicly traded company.

          Stock-Based and Warrant Compensation. Stock-based and warrant compensation of $3,098,126 was expensed for the nine-month period ended September 30, 2008, as compared to $1,339,891 for the nine-month period ended September 30, 2007. The expense for warrants granted as compensation to those who guaranteed our term note with Sun West Bank was $2,042,500 during the nine-month period ended September 30, 2008 and $901,566 during the nine-month period ended September 30, 2007. Stock-based compensation for stock options issued under our option plan totaled $943,126 for the nine-month period ended September 30, 2008, as compared to stock option expense for the nine-month period ended September 30, 2007 totaling $438,325. Stock-based compensation for restricted stock was $112,500 for the nine-month period ended September 30, 2008.

          Cost of DISH Inventory. Cost of DISH inventory of $31,113 was expensed for the nine-month period ended September 30, 2008, as compared to no cost for the nine-month period ended September 30, 2007. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008.

          Other Income and Expense. We incurred other income and expense of $578,502 for the nine-month period ended September 30, 2008, as compared to $429,520 for the nine-month period ended September 30, 2007, representing an increase of 34.6%. We had negligible interest income during the nine-month period ended September 30, 2008 as compared to $51,765 of interest income earned during the nine-month period ended September 30, 2007, accounting for 34.7% of the increase in this expense category. The interest and loan fees on the subordinated secured notes originating during the nine-month period ended September 30, 2008 accounted for 26.8% of the increase. Finally, the remaining 38.5% of the increase, was due to the increased interest expense incurred in connection with lease financing in support of our continued organic growth of our customer base and increased interest incurred on our term loan.

          Net Loss. We had a net loss of $6,793,391 for the nine-month period ended September 30, 2008, as compared to a net loss of $4,854,364 for the nine-month period ended September 30, 2007, representing an increase of approximately 40.0%. The major contributing factor of the increased net loss, accounting for 90.6% of the difference, was the incurrence of $3,098,126 for non-cash stock-based and warrant compensation expenses for the nine months ended September 2008, as compared to $1,339,891 incurred for the nine months ended September 2007. The increased costs associated with running the expanded operations of SpeedNet and MicroLnk contributed the remaining amount, or 9.4%, of the increase. Normalized net loss without the non-cash stock compensation expense would have been $3,695,265 for the nine-month period ended September 30, 2008 as compared to $3,514,473 for the nine-month period ended September 30, 2007, representing an increase of only 5.1%. Our net loss margin increased by 22 percentage points from a net loss $6,793,391 for the nine-month period ended September 30, 2008 as compared to a net loss of $4,854,364 for the nine-month period ended September 30, 2007. However, after removing the non-cash stock compensation expense of $3,098,126 for the nine months ended September 2008 and $1,339,891 for the nine months ended September 2007, our normalized net loss margin improved by 5 percentage points from a total normalized net loss $3,695,265 for the nine-month period ended September 30, 2008 as compared to a net loss of $3,514,473 for the nine-month period ended September 30, 2007.

Liquidity and Capital Resources

General

          As of September 30, 2008 and September 30, 2007, we had cash of $51,220 and $1,569,403, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,659,438 for the nine-month period ended September 30, 2008, as compared to net cash used from operating activities of $707,486 for the nine-month period ended September 30, 2007. The change in cash used in operating activities is primarily attributed to a concentrated effort to reduce our current liabilities. In addition we incurred additional network operating costs during 2007 with the acquisitions of SpeedNet and MicroLnk. These increased costs were partially offset due to our focused cost reduction initiatives during the nine month period ended September 30, 2008,

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $109,118 for the nine-month period ended September 30, 2008, as compared to $3,797,299 for the nine-month period ended September 30, 2007. In the nine-month period ended September 30, 2007, we completed the asset purchase of SpeedNet for net cash of $3,458,255.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,502,777 for the nine-month period ended September 30, 2008, as compared to $6,069,498 for the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan that was entered into during the nine-month period ending September 30, 2007. The company drew down $1,500,000 of the remaining amount on the loan balance for use in operations. Also during the nine-month period ended September 30, 2008, the company entered into several subordinated secured note agreements with the proceeds totaling $839,609. Other issuances of notes contributed proceeds of $98,187. $736,095 was used during the first nine months of 2008 to pay down the balance on the operations financing leases. Proceeds from the sale of stock for the nine-month period ended September 30, 2007 totaled $3,706,292.

          Working Capital. As of September 30, 2008, we had negative working capital of $8,689,435. This amount includes $4,500,000 of term debt, $839,609 for the secured subordinated notes, $585,538 for capital leases, and $350,979 for deferred revenue. Additionally, the Company is in the process of obtaining additional secured loans from existing shareholders and certain related parties as indicated in the Notes to the Financial Statements. The Company’s continued ability to execute pursuant to its business plan and continue as a going concern could be significantly impacted in the event that the Company is unable to raise the additional capital.

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: November 14, 2008	By:	/s/Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

* Filed herewith