Form 10-Q/A
period 2008-09-30
KeyOn Communications Holdings Inc.
filed 2008-12-02
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q / A

First Amendment

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
Yes ☐ No ☒

As of December 2, 2008, 8,634,845 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely for the purpose of providing further clarifying information described in the Condensed Consolidated Balance Sheet as of September 30, 2008, the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the registrant’s Form 10-Q for the quarterly period ended September 30, 2008 (the “Original Filing”).

The Condensed Consolidated Balance Sheet as of September 30, 2008 has been changed to separate the Current Portion of Notes Payable into two categories, Current Portion of Notes Payable and Current Portion of Notes Payable – related party. The Original Filing an amount of $1,068,929 which has been revised and separated into $501,918 and $567,011 of Current Portion of Notes Payable and Current Portion of Notes Payable – related party, respectively, the total amount being unchanged.

The Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 has been changed to separate Proceeds from notes payable into two categories, Proceeds from notes payable and Proceeds from notes payable – related party. The Original Filing showed an amount of $937,246 which has been revised and separated into $386,750 and $550,496 of Proceeds from notes payable and Proceeds from notes payable – related party, respectively, the total amount being unchanged.

The Notes to the Condensed Financial Statements have been revised to reflect the changes described above. Specifically, in Note 5- Line of Credit and Other Debt, an explanatory paragraph was added to describe the subordinated secured notes issued to certain officers and directors of the company who are deemed to be Related Parties. Furthermore, these subordinated secured notes were further broken out in a separate table in Note 7- Related Party Transactions and addressed separately from the tables associated with Note 5. As a result, the amount of subordinated secured notes payable maturing from November 2008 or January 2009 changed from $839,609 to $272,598 because the difference of $567,011 is reflected in Note 7. A corresponding change was made to the entries for Total Long term debt and Less current maturities, reducing those amounts by the amount of subordinated secured notes held by related parties. The preceding changes did not affect the total outstanding amount of the subordinated secured notes payable, only the separation into those held by Related Parties as described above and more fully in Notes 5 and 7. Finally, Note 10- Subsequent Events was updated to reflect the amount of additional subordinated secured notes issued from September 30, 2008 and the total amount issued through December 2, 2008, increasing the amount outstanding by $105,824 to a total outstanding as of December 2, 2008 of $1,033,375.

Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATD BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$51,220	$316,999
Accounts receivable, net of allowance for doubtful accounts	129,883	94,098
Inventories	206,696	300,610
Prepaid expenses and other current assets	63,427	75,259

Total current assets	451,226	786,966

PROPERTY AND EQUIPMENT - Net	3,811,433	4,571,220

OTHER ASSETS
Goodwill	1,738,773	1,738,773
Subscriber base –net	663,254	964,787
Trademarks	16,667	16,667
Refundable deposits	66,758	65,624
Debt issuance costs – net	227,652	10,065

Total other assets	2,713,104	2,795,916

TOTAL ASSETS	$6,975,763	$8,154,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,336,196	$2,389,356
Cash overdraft	140,725	298,516
Revolving line of credit - related party	100,000	100,000
Term loan payable - related party	4,500,000	3,000,000
Current portion of notes payable – related party	567,011	—
Current portion of notes payable	501,918	149,685
Current portion of deferred rent liability	58,294	57,007
Current portion of capital lease obligations	585,538	742,562
Deferred revenue	350,979	391,193

Total current liabilities	9,140,661	7,128,319

LONG-TERM LIABILITIES
Deferred rent liability, less current maturities	156,332	200,320
Notes payable, less current maturities	45,943	68,525
Capital lease obligations, less current maturities	987,379	667,639

Total long term liabilities	1,189,654	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized 0 shares issued and outstanding at September 30, 2008 and at December 31, 2007	—	—

Common stock, $0.001 par value; 95,000,000 shares authorized; 8,634,845 shares issued and outstanding at September 30, 2008; 8,249,106 shares issued and outstanding as of December 31, 2007	8,635	8,249
Additional paid-in capital	17,088,868	13,739,714
Accumulated deficit	(20,452,055)	(13,658,664)

Total stockholders’ equity (deficit)	(3,354,552)	89,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,975,763	$8,154,102

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES:
Service and installation revenue	$1,860,112	$1,829,891	$5,792,129	$5,119,460
Support and other revenue	18,625	33,531	118,927	97,516

Total revenues	1,878,737	1,863,422	5,911,056	5,216,976

OPERATING COSTS AND EXPENSES:

Stock based compensation	537,294	1,335,306	3,098,126	1,339,891
Payroll, bonuses and taxes	868,733	914,045	2,914,329	2,403,899
Network operating costs	639,517	673,478	2,109,791	1,662,310
Depreciation and amortization	669,935	668,354	2,069,249	1,862,646
Other general and administrative expense	248,116	391,025	924,997	1,246,083
Installation expense	99,519	124,850	342,940	299,407
Marketing and advertising	13,950	166,958	315,030	397,593
Professional fees	75,230	319,341	320,370	429,991
Cost of DISH inventory	—	—	31,113	—

Total operating costs and expenses	3,152,294	4,593,357	12,125,945	9,641,820

LOSS FROM OPERATIONS	(1,273,557)	(2,729,935)	(6,214,889)	(4,424,844)

OTHER INCOME (EXPENSE):
Interest expense - Net of interest income	(216,047)	(136,621)	(578,502)	(429,520)
Minority interest in income	—	—	—	—

Total other income (expense)	(216,047)	(136,621)	(578,502)	(429,520)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,489,604)	$(2,866,556)	$(6,793,391)	$(4,854,364)

Net loss per common share—basic and diluted	$(0.18)	$(0.40)	$(0.82)	$(0.82)

Weighted average common shares outstanding—basic and diluted	8,386,790	7,217,297	8,295,905	5,886,567

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,793,391)	$(4,854,363)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,767,716	1,625,243
Amortization expense on subscriber base	301,533	237,403
Amortization expense on debt issuance costs	5,022	17,889
Stock based compensation expense	3,098,126	1,339,891
Warrant interest expense	—	54,139
Professional services in exchange for stock	51,414	226,105

Change in assets and liabilities, net of effect of acquisitions:
(Increase) in accounts receivable	(35,785)	(3,219)
Decrease in inventory	93,914	—
(Increase) decrease in prepaid expenses and other current assets	11,831	33,659
(Increase) in refundable deposits	(1,134)	(7,592)
(Increase) decrease in other assets	(22,609)	18,872
(Decrease) in accounts payable and accrued expenses	(53,160)	616,195
(Decrease) increase in deferred rent liability	(42,702)	6,579
(Decrease) in deferred revenue	(40,214)	(18,287)

Net cash provided by (used in) operating activities	(1,659,438)	(707,486)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(109,118)	(339,044)
Acquisition of SpeedNet and Microlnk	—	(3,458,255)

Net cash (used in) investing activities	(109,118)	(3,797,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash overdraft	—	—
Payment on cash overdraft	(157,791)	(17,246)
Payments on line of credit	—	—
Payments on loans payable to shareholder	—	(185,000)
Proceeds from term note payable	1,500,000	3,000,000
Payments on notes payable	(40,583)	(27,695)
Proceeds from notes payable - Related Party	550,496	—
Proceeds from notes payable	386,750	102,988
Payments on capital lease obligations	(736,095)	(509,841)
Proceeds from stock issuance	—	3,706,292

Net cash provided by financing activities	1,502,777	6,069,498

NET INCREASE (DECREASE) IN CASH	(265,779)	1,564,713

CASH - Beginning of period	316,999	4,690

CASH - End of period	$51,220	$1,569,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquisition - SpeedNet:
Accounts receivable	—	73,197
Prepaid assets	—	109,913
Goodwill	—	1,282,052
Subscriber Base	—	916,301
Trademark	—	16,667
Property and equipment	—	1,618,459
Inventory	—	308,666
Accounts payable and accrued expenses	—	(180,846)
Deferred Revenue	—	(431,912)
Capital lease obligations	—	(254,242)

	$—	$3,458,255

Stock issued to shareholders for notes payable	$—	$1,065,999

Stock issued to shareholders for notes payable interest	$—	$100,561

Common stock exchange for professional services	$51,414	$26,105

Deferred rent liability for tenant improvement	$—	$265,000

Warrants for debt issuance costs	$200,000	$35,177

Warrant interest expense	$—	$54,139

Capital lease obligations for property and equipment	$898,811	$370,308

Cash payments for:
Interest	$620,524	$128,190

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

$663,255

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Company used $3.0 million of the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank. The remaining $1.5 million was available but had been fully drawn to $4,500,000 as of September 30, 2008. Monthly interest payments were not current as of September 30, 2008 but through discussions, Sun West Bank has allowed for an additional 60 days in order to cure the late interest payment. The Loan matured on August 8, 2008, and the Company extended the Loan for a fee of $11,500 at the Company’s option for an additional six months until February 8, 2009. The initial interest rate is 7.75% and will vary with the Sun West Bank’s index rate plus 2.5 percentage points over the index. The interest rate was 7.75% as of September 30, 2008. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

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

          On August 27, 2008, the Company, through the independent members of its board, issued subordinated secured notes in the aggregate amount of $718,557 (of a total authorized $1,000,000) to certain of its present investors and senior management to fund the immediate working capital obligations and to allow the Company time to arrange for longer term financing or pursue other strategic options. An additional $121,052 was issued during September 2008. The notes bear interest at 17% per annum and mature on the earlier to occur of January 29, 2009 or a change of control (which includes the merger), among other things. Three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. The following Company officers and directors held at September 30, 2008 the principal amount of subordinated secured notes as related parties: Jerome Snyder - $103,093; Jonathan Snyder - $335,052 and Jason Lazar - $128,866.

          The Company had the following long term debt at September 30, 2008 and December 31, 2007:

	9/30/2008	12/31/2007

A series of 17.0% subordinated secured notes payable maturing from November 2008 or January 2009, dependent upon the status of certain negotiations	$272,598	$—
One 5.0% notes payable maturing from October 3rd to October 9, 2008, with interest payable at maturity.	20,000	—
One non-interest bearing note payable to an entity for professional services.	121,737	121,737
One 7.8% note payable to American National Bank maturing April 2011 for the purchase of vans.	55,502	69,959
Two separate 9.1% notes payable to GMAC maturing August 2010 for the purchase of two trucks.	19,197	26,514
Two unsecured, non-interest bearing notes payable to two separate entities maturing from June 2009 to November 2009 resulting from the conversion of accounts payable.	58,827	—

Total long term debt	547,861	218,210
Less current maturities	(501,918)	(149,685)

Total long term debt less current maturities	$45,943	$68,525

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

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of September 30, 2008 and December 31, 2007 are the following:

	9/30/2008	12/31/2007

Term loan payable - related party (see also Note 5)	$4,500,000	$3,000,000
Revolving line of credit - related party (see also Note 5)	100,000	100,000
Current portion of notes payable - related party (see also Note 5)	567,011	—

	$5,167,011	$3,100,000

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

a.	Approximately $265,000, Elimination of retention bonuses (plus payroll taxes) paid to top employees to stay during sale of business plus elimiation of duplicative headcount salaries

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

Note 10 – Subsequent Events

The Company raised an additional $193,795 through the issuance of additional Notes to accredited investors as of December 2, 2008. KeyOn has raised a total of $1,033,375 through the Notes.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: December 2, 2008	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2008	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

* Filed herewith