Form 10-Q/A
period 2008-09-30
KeyOn Communications Holdings Inc.
filed 2008-12-03
CIK 1335294

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

Note 10 – Subsequent Events

The Company raised an additional $193,795 through the issuance of additional Notes to accredited investors as of December 2, 2008. Of this amount $20,000 was the conversion of the 5% note to a subordinated secured note.  KeyOn has raised a total of $1,033,375 through the Notes.

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