Form 10-K
period 2008-12-31
KeyOn Communications Holdings Inc.
filed 2009-04-15
CIK 1335294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark that disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

KeyOn Communications Holdings, Inc.’s revenues for fiscal year ended December 31, 2008 was $7,793,740

As of April 13, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $900,335 computed by reference to the closing price of the common stock on April 13, 2009.

As of April 13, the Company has outstanding 8,828,837 shares of its $0,001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KEYON COMMUNICATIONS HOLDINGS, INC.

PART I

Item 1. Description of Business.

Overview

KeyOn Communications Holdings, Inc. (“KeyOn” or the “Company”) is one of the largest rural wireless broadband providers in the United States. 1 As of December 31, 2008, the Company had over 15,500 subscribers and operates networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. The Company has grown through the consolidation of similar companies throughout its target markets as well as continued organic growth. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. The Company’s current network footprint covers an addressable market of approximately 2.5 million people, as well as small to mid-sized businesses.

Since launching its wireless broadband service in 2003, the Company has successfully increased its subscriber count and, based on both subscribers and revenue, KeyOn believes that it is the third largest wireless broadband company in the United States. To date, the Company has completed and successfully integrated four acquisitions and is in active discussions with other candidates located in adjacent markets to the Company’s existing network footprint. KeyOn’s acquisition strategy allows the Company to rapidly grow its subscriber base while expanding its earnings through operating expense reductions and other synergies achieved in integration.

KeyOn offers residential and business subscribers a simple, reliable and affordable broadband service that compares favorably to traditional broadband technologies such as cable modem, Digital Subscriber Line (“DSL”) or satellite. The Company leverages wireless broadband technology which it believes allows its service to cover a geographic market for a fraction of the cost of other competing broadband technologies. In addition to its broadband services, KeyOn also sells voice over Internet Protocol (“VoIP”) and video services through its national retailer agreement with DISH Network Corporation.

KeyOn is able to deliver broadband services at competitive prices to communities that are ignored or underserved by traditional phone and cable companies. Generally, KeyOn’s markets are rural locations with populations of generally less than 50,000 that often lack the communications infrastructure to supply broadband access. There are over 6,000 rural and underserved markets with populations of between 3,000 and 100,000, amounting to over 56 million Americans with either little or no access to broadband services. 2 In rural markets, broadband penetration is only 38% compared to 57% and 60% of households in urban and suburban markets, respectively. 3 KeyOn believes that the lower broadband penetration rate in rural areas compared to urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over traditional terrestrial networks in less densely populated areas as evidenced by the broadband portions of the American Recovery & Reinvestment Act of 2009. As a result, the Company believes there is a significant addressable market which is not currently being targeted by other providers of broadband services.

KeyOn believes that it has a scalable operating platform used in the overall management and in all customer functions of the Company’s networks. By centralizing operations in its Network Operations Center (“NOC”), utilizing a sophisticated Operations Support Software (“OSS”), and by decentralizing management around market clusters, the Company believes it is able to achieve operating costs that are significantly lower than most of its competitors. Further, by expanding into adjacent and new markets or introducing new services, the Company is able to leverage its existing network investments to improve economic returns. KeyOn believes it can significantly improve its growth opportunities while continuing to grow revenue through:

_____________________

___________________

1 Broadband Wireless Exchange Magazine Website (www.bbwexchange.com/wireless_isp/)

2 United States Department of Agriculture, Economic Research Service and Wireless Communications Association International Conference, June 12-15, 2007

3  Pew Internet & American Life Project, Home Broadband Adoption 2008

•	strategic acquisitions of wireless broadband companies that complement its market footprint;

•	contiguous market deployments combined with organic growth within KeyOn’s existing footprint;

•	offering its subscribers bundled and additional services, such as satellite video and VoIP, to further increase average revenue per user; and

•

the strategic introduction of next generation networks, including Worldwide Interoperability for Microwave Access ("WiMAX"), that also provide advanced services such as nomadic or mobile data and video.

Subscriber Growth Through Acquisitions

KeyOn believes it can take advantage of growing subscriber and operations scale by continuing to acquire wireless broadband subscriber bases together with their network assets, thus creating a profitable and valuable communications company. The wireless broadband industry is highly fragmented, comprised of thousands of potential acquisition targets in and around the Company’s market areas. These targets represent an opportunity to grow revenues and expand the Company’s operating margins.

To date the Company has completed four acquisitions. KeyOn believes it has access to proprietary deal flow and has developed an efficient process of negotiating and structuring purchases, managing due diligence and integrating these operations. Upon the completion of acquisitions, the Company believes that it can derive higher margins than previous ownership through the elimination of duplicative overhead costs. KeyOn is able to realize these synergies in the integration of acquisition targets through:

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

Current Markets Served and Organic Growth

KeyOn operates primarily in markets with populations of generally less than 50,000. The Company currently offers its broadband services to residential and business subscribers in a market footprint covering over 50,000 square miles in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota and Texas. The Company estimates its existing footprint covers approximately 2.5 million people, as well as small to mid-sized businesses in these areas.

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

_________________

Since the beginning of 2006, the Company has experienced a compound annualized subscriber growth rate of 59.1%,with approximately 25% of that growth coming from organic marketing activities and 75% from acquisitions. Additionally, the Company has achieved a low average monthly churn of approximately 2% during the same period, which the Company believes is a combined result of its subscribers’ satisfaction with its service and the lack of other competing services in the Company’s markets.

Rural Market Opportunity

Within the United States, rural areas have an overall lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Although broadband adoption has experienced healthy growth in the past year, broadband penetration rates in rural markets trail the rest of the country. While urban and suburban markets have reached broadband penetration rates of 57% and 60%, respectively, rural market penetration totals only 38%. Importantly, rural market penetration grew at a compound annual growth rate since 2005 of 23% while urban and suburban growth rates slowed to 9% and 22%, respectively.9   Consequently, the growth of rural broadband penetration is consistent with greater availability of broadband in rural markets, a trend that the Company believes is supported by many small, wireless broadband companies trying to serve the needs of their communities.

One of the primary reasons for the lagging penetration rate in rural areas is the lack of infrastructure or access to broadband, rather than lack of demand for a broadband connection.10   Notably, overall Internet use in rural markets, regardless of the mode of connectivity, lagged the rest of the country by a much smaller gap, 11 percentage points or a 60% to 71% margin.11   KeyOn believes that this substantially lower penetration rate of broadband Internet, or commonly referred to as the "Digital Divide", demonstrates that most rural households with Internet access still utilize analog dial-up connections for Internet access. Availability is the key to closing this gap as just over one-third (38%) of rural adults have access to a broadband connection either at home or at work, versus more than 55% for urban and suburban residents. 12   As a result, the Company believes there is a significant market opportunity that we seek to address which is not currently being met by traditional phone and cable providers.

The Company believes that the lower broadband penetration rate in rural versus urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over terrestrial-based networks in less densely populated areas. DSL service suffers from distance limitations in less populated areas, and DSL equipment and cable plant upgrades both involve significant upfront capital to deploy their service that is rarely justified in less densely populated rural markets. As a result, there may still be areas that will not be served by cable or DSL at any time in the near future. 13   These limitations have generally discouraged broadband deployments and have caused incumbent phone and cable companies to maintain high broadband Internet service prices in the small and rural markets where they do offer these services. Where broadband has been deployed, rural areas have experienced rapid growth in home broadband uptake, and in the past three years the gap between rural and non-rural in-home broadband adoption, though still substantial, has narrowed.

A New Catalyst

The American Recovery and Reinvestment Act of 2009 (ARRA) has allocated $7.2 billion for the deployment of broadband infrastructure. Under ARRA, the National Telecommunications Information Administration (NTIA) is responsible for awarding $4.7 billion in grants to provide broadband access in rural and underserved areas through the Broadband Technologies Opportunity Program (BTOP). Additionally, the Rural Utilities Service (RUS) is charged with providing $2.5 billion in grants, loans and loan guarantees, so long as 75% of the area to be served is a rural area without sufficient access to broadband. The Company views the passage of ARRA and the broadband funding components as a watershed event for broadband in the United States and in particular, rural America and the Company itself.

These federal telecommunications stimulus programs are directed towards service providers who will not only deliver next-generation broadband services to under-served communities but also deploy “shovel-ready” projects that can be commenced within 120 days from the passage of ARRA. The Company believes that its existing base of operations, business strategy and ability to deploy networks quickly make it an ideal candidate for participation in the funding. As a result, the Company intends to apply for stimulus funding and is currently preparing various components of its application including its network build models and data analysis.

Service Offerings

Broadband

KeyOn provides broadband to homes and businesses for a flat monthly rate under service agreements for either annual or two-year contracts. These services are generally billed monthly, quarterly or semi-annually in advance.

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

_________________

9  Pew Internet & American Life Project, Home Broadband Adoption 2008

10  United States Government Accountability Office, Telecommunications, May 2006 and Pew Internet & American Life Project, Home Broadband Adoption 2006

11  Pew Internet & American Life Project, Home Broadband Adoption 2007

12  Pew Internet & American Life Project, Home Broadband Adoption 2007

13  Frost & Sullivan, Satellite and its Place Amongst Competing Broadband Technologies 2005

WiMAX Deployments

KeyOn’s wireless broadband service today is provided to subscribers over primarily unlicensed spectrum in the 2.4 GHz band. The Company is in the process of introducing WiMAX networks, initially in the 3.65 GHz spectrum band. WiMAX is an international network technology standard that provides efficient use of spectrum, interoperability of manufacturers' equipment, high-bandwidth throughput and self-installation by end users. The global WiMAX market opportunity for service revenue is expected to increase from $322 million in 2006 to approximately $26 billion by 2012, a compound annualized growth rate of approximately 108%. 14   Global WiMAX subscribers totaled 950,000 as of March 31, 2007 and are projected to surpass 54 million in 2012. 15

In November of 2007, the Company was awarded a non-exclusive license to operate in the 3.65GHz spectrum band. The Company initially launched a WiMAX pilot in one of the Company’s markets in southern Nevada to confirm the viability of fixed and nomadic broadband wireless services using WiMAX technology in the 3.65 GHz band. Having successfully completed the pilot, the Company intends to commercially market the services to its customers. KeyOn also successfully tested VoIP services on the 3.65 GHz WiMAX platform to provide an integrated voice and data solution to its customers.

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

Additional spectrum allocation for unlicensed applications has recently been made available. In 2007, the FCC released 50 MHz of spectrum in the 3.65 GHz band to facilitate “rapid expansion of broadband services in America’s rural heartland.” The FCC requires the approved licensees to register their base stations in a common database and to deploy FCC certified equipment that incorporates specific protocols.

 _________________

14  Maravedis Telecom Market Research and Analysis, June 20, 2007. Annual revenue determined by multiplying the reported WiMAX average revenue per user (ARPU) by the projected number of subscribers. This monthly revenue figure was then multiplied by 12

15 Senza Fili Consulting, June 19, 2007

16  Pew Internet & American Life Project, Home Broadband Adoption 2007

Competition

In the United States, the broadband access market has evolved as a duopoly between cable and telephone companies. KeyOn believes that rural markets have much less competition than urban markets, given the relatively high cost to deploy traditional networks in less densely populated areas. However, KeyOn is not the only provider of broadband services in its markets. KeyOn faces competition from cable operators that offer broadband over cable networks, incumbent local exchange carriers, or ILECs, that offer DSL, satellite operators, wireless broadband service providers and mobile cellular operators. KeyOn competes with these companies on the basis of availability, price, speed and portability of the services. Specifically, the Company’s competitors include the following:

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

Wireless Broadband Service Providers

KeyOn also faces competition from other wireless broadband providers that use unlicensed or licensed spectrum. For example, there may be a locally owned "mom and pop" wireless broadband operator present in the market offering local services. The Company believes that most of these operators lack the operating scale and thus are burdened with significant costs from or inefficient operations.

Wireless broadband competition may also come from local governments, universities, and municipalities that provide "WiFi" networks over unlicensed spectrum. These services are occasionally characterized as public-private partnerships and may be partially subsidized. In some cases, they are offered to subscribers at no cost at all. Recently, Cablevision began offering Wi-Fi to its existing cable-modem broadband customers throughout parts of its cable network footprint.

In addition, the “new” Clearwire Corporation also offers wireless high speed Internet access utilizing pre-WiMAX-based technology in 46 markets in the United States and WiMAX technology in two major metropolitan markets- Baltimore, Maryland and Portland, Oregon. In terms of both domestic deployments and subscribers, Clearwire Corporation is the largest company providing advanced data services. Clearwire Corporation is focused on larger population centers, underscoring the significant market opportunity available to the Company in serving underserved rural markets.

Satellite

Satellite providers such as WildBlue Communications, Inc. and Hughes Network Systems, LLC also offer broadband data services in rural and underserved markets. Although satellite has the capability to serve a large geographic area, the service levels can be impaired by the distance the signal travels to and from the satellite. Communication delays, or latency, can significantly inhibit satellite providers' ability to offer advanced services, such as voice over Internet Protocol (VoIP) and online gaming. According to research conducted by Pike & Fischer in February 2008, satellite broadband is projected to serve only 1.3 million households by 2012, up from 600,000 subscribers currently being served by satellite broadband. Satellite remains a broadband access service of last resort, due to its inherent latency and high price for equipment and service. KeyOn believes its services can be provided to its target customers more efficiently and at more competitive prices than satellite broadband services and as a result, it does not compete effectively with fixed wireless broadband.

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

Other

Other emerging technologies may also seek to enter the broadband services market. For example, power and distribution companies have attempted to provide broadband services over their existing power lines, though without much commercial success. It is possible that over time with the further development of technology, broadband over power lines may prove to be a means of providing competitive broadband services. The 700 MHz auction may also provide existing service providers, such as Verizon and AT&T, and potentially new market entrants, such as Cox Communications or CenturyTel, Inc., an opportunity to offer additional wireless mobile data services. However, the 700 MHz spectrum will not be cleared before June 2009, the eventual certification of the long-term evolution (“LTE”) technology standard which most operators plan to use in the 700 MHz band, and the existing economic crisis may not result in meaningful geographic deployments for several years.

Corporate History

The Company was organized in the State of Delaware on September 9, 2004 under the name Grant Enterprises, Inc., and became a public shell company, as defined by the Securities and Exchange Commission. On August 9, 2007, a wholly-owned subsidiary of the Company merged with and into a private company, KeyOn Communications Inc., with KeyOn Communications Inc. being the surviving company. Upon closing of the merger, the Company discontinued its former business and succeeded to the business of KeyOn Communications Inc. as its sole line of business. At the same time, the Company also changed its name from Grant Enterprises, Inc. to KeyOn Communications Holdings, Inc. At this time we are no longer a shell company.

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

The Federal Communications Commission has not yet classified interconnected VoIP service as an information service regulated under Title I of the Communications Act, or as a telecommunications service regulated under Title II of the Communications Act. However, the Federal Communications Commission has classified interconnected VoIP service as interstate telecommunications for purposes of USF fees. As a result, KeyOn must pay USF Fees on the gross revenues KeyOn derives from providing interconnected VoIP service to end users. KeyOn is not required to pay USF fees on the gross revenues it derives from providing interstate telecommunications to other carriers, such as interconnected VoIP service providers, where KeyOn acts as a carrier's carrier, provided that KeyOn verifies that the other carrier is registered to pay and is paying USF fees on its service to end users. The proposed USF fee rate for the second quarter of 2009 is 11.3% of gross revenues derived from the provision of interstate telecommunications to end users. Beginning in late 2007, similar fees used to support interstate telecommunications relay service providers also apply to interconnected VoIP providers as well. At the present time, VoIP is not a material contributor to KeyOn’s revenues.

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

Spectrum Regulation

The Federal Communications Commission routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On June 7, 2007, the Federal Communications Commission issued a Memorandum Opinion and Order regarding rules for the 3650-3700 MHz spectrum band. Currently, this band is allocated for use to an unlimited number of operators pursuant to a link registration process. Similarly, the Federal Communications Commission has modified regulation in the 2.5 GHz BRS/EBS spectrum band and, from time to time, can modify or change spectrum allocations pursuant to rulemaking proceedings. KeyOn believes that the Federal Communications Commission is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help the Company implement its existing and future business plans.

Internet Taxation

The Internet Tax Non-Discrimination Act, which was passed by Congress in November 2004 and signed into law in December 2004, renewed and extended until November 2007, a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium had previously expired in November 2003, and as with the preceding Internet Tax Freedom Act, “grandfathered” states that taxed Internet access prior to October 1998 to allow them to continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn , materially adversely affect KeyOn’s business.

Employees

As of April 15, 2009, the Company had 46 full-time employees. Of these employees, approximately, 9 serve in customer service and support positions, 23 serve as network engineers and field technicians, 7 serve in accounting and administrative positions, 4 serve in sales and marketing positions and 3 are members of the executive team. None of KeyOn’s employees are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 1A. Risk Factors

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

Risks Relating to the Company

The Company’s business will require additional capital for operations and debt service.

KeyOn’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern, which may hinder the Company’s ability to obtain future financing.

In their report dated April 15, 2009, KeyOn’s independent auditors stated that the Company’s financial statements for the year ended December 31, 2008 were prepared assuming that it would continue as a going concern, and that they have substantial doubt about the Company’s ability to continue as a going concern. KeyOn’s auditors’ doubts are based on the Company’s incurring net losses and deficits in cash flows from continuing operations and the fact that the Company continues to experience net operating losses. The Company’s ability to continue as a going concern is subject to its ability to generate sufficient cash flow and/or obtain necessary funding from outside sources, including by the sale of its securities, or obtaining loans from financial institutions, where possible. The Company’s continued net operating losses and its auditors’ doubts increase the difficulty of meeting such goals, and its efforts to continue as a going concern may not prove successful.

The continued viability of the Company’s business will require additional funding for working capital, marketing, the introduction of new network technologies, incremental debt service, the potential upgrade of its networks, the expansion of its network coverage area, customer premise equipment and future acquisitions. In addition, KeyOn may raise additional capital through the issuance of debt that may require the Company to use a portion of its cash flows from operations and other available cash to make payments of principal and interest on debt, thereby reducing funds that could be available for other business purposes. KeyOn may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. To execute its business strategy, KeyOn may issue additional equity securities in public or private offerings, potentially at a price lower than the market price at the time of such issuance. Similarly, by securing debt financing, the Company may be forced to incur significant interest expense. If KeyOn cannot secure sufficient funding it may be forced to forego strategic opportunities or delay, scale back or eliminate network deployments, operations, acquisitions and other growth opportunities. In the event the Company can not secure third-party financing, it may pursue other alternatives to raise capital such as asset sales. While asset sales may result in additional funds for operations, the divesting of assets will result in a smaller company in terms of revenues and cash flows from operations.

KeyOn might not have sufficient capital or generate enough cash flow to service interest obligations or repay its indebtedness.

As of February 8, 2008, the Company had an outstanding promissory note payable of $4,500,000, which was subsequently extended to mature on February 8, 2009 at the Company’s option. The Company has negotiated a 120 day extension of this promissory note until June 4, 2009. The note bears interest at a variable rate equal to 2.5 percentage points above the lender’s prime rate, with a current interest rate of 7.25%. If KeyOn is unable to secure additional financing at acceptable terms or generate sufficient cash flow from operations, the Company might not have adequate capital for interest payments or for principal repayment. In addition, while it is outstanding, the promissory note contains prohibitions on the Company’s ability to secure additional debt or grant future security interests with respect to the Company’s assets. These limitations may limit KeyOn’s ability to obtain additional financing, withstand downturns in its business and take advantage of business and strategic opportunities.

The Company is seeking to obtain third-party financing in a very challenging economic environment.

In order to continue its operations and pursue various growth initiatives either through acquisition or under the broadband portions of ARRA, the Company is seeking third-party financing.  In general, seeking financing in the capital markets is more difficult now than in any time in the Company’s history.  Moreover, to the extent the Company is successful, the terms may be dilutive to the Company’s existing stockholders.

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

•	the Company’s ability to raise additional capital to fund its operations and growth.

•

the Company’s ability to successfully negotiate with potential acquisition targets, including the targets' willingness to accept consideration such as cash, debt, the Company’s common stock or a combination thereof;

•	the Company’s ability to acquire companies or their assets at purchase prices that are consistent with KeyOn’s targeted returns;

•	the Company’s ability to successfully integrate companies it acquires, which could result in increased costs, additional churn or damage to an existing or acquired brand;

•	the ability of the Company’s equipment, equipment suppliers or third-party service providers to perform as it expects;

•	the Company’s ability to further penetrate its existing markets and contribute to the organic growth of its subscriber base;

•	the Company’s ability to differentiate its services from those offered by its competitors in the markets it serves;

•	the Company’s ability to obtain both network and customer premise equipment, which it currently receives from third parties;

•	the Company’s ability to attract and retain qualified personnel;

•	equipment failure or interruption of service, which could adversely affect the Company’s reputation and its relations with customers; and

•	the Company’s ability to accurately predict and respond to the rapid technological changes in its industry and the evolving demands of the markets it serves.

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

The Company has incurred losses since it was launched in 2002. Moreover, in each of 2008 and 2007, KeyOn recorded net losses of $8,050,358 and $7,610,753. The Company cannot anticipate when, if ever, its operations will become net cash-flow positive. The Company may incur future net losses as it integrates acquisitions, introduces new network equipment, increases its marketing for organic subscriber growth and pursues other aspects of its business strategy.

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

The Company presently utilizes primarily unlicensed spectrum in connection with its broadband service offerings. While unlicensed spectrum is regulated by the Federal Communications Commission, it is available to multiple simultaneous users and may be subject to interference, which may reduce the quality of the service provided to subscribers. The availability of unlicensed spectrum is limited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum used by KeyOn currently or may in the future utilize, threatening its ability to reliably deliver services. The Company also holds a nationwide license in the “lightly-licensed” 3.65GHz band. This band affords greater protection than some of the unlicensed bands which the Company utilizes, but is still available to multiple simultaneous users.

Unlicensed spectrum becomes impractical to use in certain markets and the Company is required to obtain and maintain rights to use licensed spectrum in those markets which could negatively impact its ability to execute its business strategy. To the extent KeyOn secures licensed spectrum, it faces increased operational costs and greater regulatory scrutiny.

In certain markets, the Company intends to provide mobile or nomadic service by using technologies such as WiMAX and licensed spectrum. If unlicensed spectrum bands are insufficient to use for the deployment of such services, the Company may need to secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of management resources, and may require the Company to incur significant indebtedness or secure additional capital. KeyOn may not be successful in its efforts to secure spectrum acquisition financing or be able to acquire, lease or maintain, either from third parties or through a licensed spectrum auction, the spectrum necessary to execute its strategy.

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

Additionally, as a result of the broadband funding initiatives of the 2009 American Recovery and Reinvestment Act, other existing and prospective competitors may have greater financial wherewithal and adopt technologies or business plans similar to KeyOn’s, or seek other means to develop services competitive with the Company, particularly if the Company’s services prove to be attractive in its target markets. This competition may make it difficult for the Company to attract and retain subscribers.

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

In addition to the personnel the Company has on staff, KeyOn also depends on a limited number of third party suppliers to produce and deliver services required for its networks. The Company does not maintain any long-term supply contracts with its equipment manufacturers and distributors. In addition, KeyOn relies on providers of Internet bandwidth in order to transport data traffic on its networks onto the public Internet. If a manufacturer or other provider does not satisfy KeyOn’s requirements, or if KeyOn loses a manufacturer or any other significant provider, it may have insufficient network equipment for delivery to subscribers and for installation or maintenance of its infrastructure, and the Company may be forced to suspend the deployment of its network and enrollment of new subscribers, thus impairing future growth. KeyOn also currently contracts with third-party providers for certain video and Vo IP services and relies on those services to be compliant with all relevant regulatory requirements. To the extent these third-party providers are unable to meet either KeyOn’s or the regulatory requirements, KeyOn may be forced to suspend the deployment of these services, thus impairing future revenue growth.

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

The Company’s business depends on its service brands, and if it does not maintain and enhance its brands, the Company’s ability to attract and retain subscribers may be impaired and its business and operating results may be harmed.

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

KeyOn is highly dependent on the continued services of its chief executive officer and president, Jonathan Snyder and its chief operating officer, A. Robert Handell. Loss of the services of any of these individuals could adversely impact KeyOn’s operations. While KeyOn maintains a "key man" insurance policy for Jonathan Snyder, neither Jonathan Snyder nor A. Robert Handell is currently bound by employment agreements. As a result, the Company cannot guarantee that either of these persons will stay with the Company for any definite period.

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

Risks Relating to the Company’s Industry

The licensing of additional spectrum in the companies’ markets by the FCC could introduce additional competition.

The FCC regulates the spectrum bands in which the companies and their competitors operate. The FCC can make additional spectrum available for use or change the way existing spectrum is used, which may result in additional competitors entering the companies’ markets and providing services that may directly compete with the companies’ offerings. The FCC offered several blocks of spectrum in the 700 MHz frequency range as part of Auction 73, which concluded on March 18, 2008. Although deployments are not expected for a few years, this frequency range has been determined to be suitable for offering data, voice and video services, particularly in sparsely populated rural areas. As a result, the licensing and eventual build out of this spectrum may bring additional competition to the companies’ principal markets.

Additionally, on June 7, 2007, the FCC issued a Memorandum Opinion and Order regarding rules for the 3650-3700 MHz spectrum band. KeyOn has received the FCC’s approval to operate on 3.65 GHz band on a nationwide, non-exclusive basis. This newly regulated band may bring additional competition to the companies’ markets as more companies are awarded approval to operate.

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

Risks Relating to the Company’s Common Stock

The Company became public by means of a reverse merger, and as a result the Company is subject to the risks associated with the prior activities of the public company.

Additional risks may exist because the Company became public through a reverse merger with a public shell company that did not have significant operations or assets prior to the time of the transaction. The public shell corporation was a development stage company from the time of its inception until the time of the merger on August 9, 2007. For approximately 3 years prior to the merger, the public shell corporation had no significant business operations and generated nominal revenues. The Company may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with the public shell company in connection with future matters that could be costly or difficult to secure. Although the Company performed a due diligence review of the public shell company, the Company may still be exposed to undisclosed liabilities resulting from its prior operations and the Company could in cur losses, damages or other costs as a result.

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

In an effort to conserve resources, the Company may choose to voluntarily delist from the over the counter bulletin board.

As a result of the challenging capital market environment, the Company may decide that the costs associated with being an over the counter bulletin board company do not exceed their benefits. Should the Company determine that in order to conserve resources it should delist from the over the counter bulletin board, it might inhibit the Company’s ability to raise capital or create additional liquidity for the trading of the Company’s stock.

Risks Relating to the Company’s Organization

The Company’s executive officers and directors own a substantial amount of the Company’s common stock and, therefore, exercise significant control over its corporate governance and affairs, which may result in their taking actions with which you do not agree.

The Company’s executive officers and directors, and entities affiliated with them, control approximately 37% of the Company’s outstanding common stock, including exercisable stock options held by them. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of the Company’s stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control, which might be in your best interest, but which might negatively affect the market price of the Company’s common stock.

The Company is subject to financial reporting and other requirements for which the Company’s accounting, internal audit and other management systems and resources may not be adequately prepared.

On August 9, 2007, the Company became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404, the Company will be required, starting in the fiscal year ending December 31, 2009, to conduct an annual management assessment of the effectiveness of its internal controls over financial reporting and to obtain a report by its independent auditors addressing these assessments. The requirements of these rules and regulations will increase the Company’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will place significant demands on management, administrative, operational, internal audit and accounting systems and resources. In connection with these requirements, the Company anticipates that it will need to:

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

Item 1B. Unresolved Staff Comments

Not Applicable.

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

The Company leases approximately 3,200 square feet of office space for a field office in Las Vegas, Nevada for approximately $2,000 per month. The current lease term expires on April 30, 2010.

The Company leases approximately 2,000 square feet of office space for a field office in Idaho Falls, Idaho for $720 per month on a month-to-month basis.

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

KeyOn is currently involved in litigation as a third-party defendant in a lawsuit initially filed by a former wholesale partner against KeyOn’s existing wholesale partner. On or about June 9, 2008, KeyOn made an Offer of Judgment in the amount of $100. Since this Offer was rejected, in the event the outcome of the litigation is more favorable to KeyOn, KeyOn is entitled to recover attorneys’ fees. The parties are currently conducting discovery, but no requests have been served to date. KeyOn reasonably believes that the amount of exposure is nominal. KeyOn further believes that the claim is specious based on the fact that a non-contract claim was asserted despite an existing contractual relationship. Neither the Plaintiff nor the Defendant have commenced discovery in an effort to stall the prosecution of the claim while a settlement is reached.

Effective February 19, 2009, we terminated that certain Agreement and Plan of Merger entered into with Internet America, Inc. (“Internet America”) (the “Merger Agreement”) as a result of certain material breaches to the Merger Agreement by Internet America. KeyOn believes that there are now termination fees due and owing to KeyOn as a result of these breaches. In response, by letter dated February 19, 2009, Internet America has disputed our right to termination of the Merger Agreement, and has alleged certain breaches by KeyOn of the Merger Agreement and as a result of these alleged breaches by KeyOn, Internet America has demanded payment of termination fees from KeyOn. Despite the receipt of this demand, we believe that KeyOn will prevail in this matter should we decide to pursue it and intend to contest any claims that may be brought by Internet America.

Item 4. Submission of Matters to a Vote of Security Holders.

On or prior to November 21, 2008, stockholders holding 4,640,952 shares of the Company’s common stock, or 53.75%, approved, by written consent, to enter into an agreement and plan of merger with Internet America, Inc., (“Merger Agreement”) This Merger Agreement was ultimately terminated by the Company, effective February 19, 2009.

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

Quarter Ended	High	Low
March 31, 2008	$5.00	$2.10
June 30, 2008	$3.75	$1.10
September 30, 2008	$1.40	$0.25
December 31, 2008	$.20	$0.05

The last reported sales price of KeyOn’s common stock on the OTC Bulletin Board on April 10, 2009, was .15 per share. As of April 10, 2009, there were approximately 110 holders of record of the Company’s common stock.

The Company has neither paid nor declared dividends on its common stock since its inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company expects that any earnings which it may realize will be retained to finance its growth. There can be no assurance that the Company will ever pay dividends on its common stock. The Company’s dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including the Company’s earnings, financial requirements and general business conditions. Notwithstanding the foregoing, pursuant to that certain Business Loan Agreement and Promissory Note, dated February 4, 2008, between the Company and Sun West Bank, the Company is prohibited from paying any cash dividends on the Company’s stock until the Company’s obligations under this Business Loan Agreement and Promissory Note have been satisfied in full.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about compensation plans under which shares of the Company’s common stock may be issued to employees, consultants or members of the Company’s Board of Directors upon exercise of options, warrants or rights under all of the Company’s existing equity compensation plans. The Company’s existing equity compensation plans consist of the Company’s 2007 Incentive Stock and Awards Plan in which all of the Company’s employees and directors are eligible to participate.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,865,281	$1.32	384,719
Equity compensation plans not approved by stockholders	-	-	-
All plans	1,865,281	$132	384,719

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fiscal year of 2008.

•	On June 6, 2008 we issued 2,036 shares in exchange for $12,000 worth of services performed by a consultant for an effective price of $5.89 per share.
•	On July 1, 2008 we issued 11,620 shares in exchange for $24,413 of services performed by a consultant for an effective price of $2.10 per share.
•	On September 5, 2008 we issued 18,750 shares in satisfaction of $15,000 worth of services performed by a consultant for an effective price of $0.80 per share.
•	On September 8, 2008, we issued 20,000 shares in exchange for $60,000 worth of services performed by a member of the executive management team for an effective price of $3.00 per share.
•

On September 24, 2008 we issued 333,333 shares as consideration for a lender amending a material agreement. This amendment resulted in a financial benefit of $200,000 for an effective price of $0.60 per share.

•	On December 4, 2008 we issued 136,505 shares in satisfaction of $30,000 worth of services performed by consultants for an effective price of $0.22 per share.

The issuances referenced above were consummated pursuant to Section 4(2) and Regulation D of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment or in connection with services rendered and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid to registered brokers in connection with any of these issuances.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation

Overview

We provide wireless broadband services primarily to rural and other underserved markets under the "KeyOn," "SpeedNet," and "SIRIS" brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. As of December 31, 2008, the Company had over 15,500 subscribes and operates networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. In October 2007, we acquired substantially all of the assets of MicroLnk, LLC (“MicroLnk”), a provider of wireless broadband services to rural communities in Nebraska, headquartered in Lincoln, Nebraska. We currently operate the MicroLnk assets under the “SpeedNet” brand. In January 2007, we acquired substantially all of the assets of SpeedNet Services, Inc. (“SpeedNet”), a leading provider of fixed wireless broadband services to non-metropolitan communities and rural areas in the central United States. Including the operations of SpeedNet our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. Our results for the year ended 2007 include eleven months of operations of SpeedNet and two full months of operations from MicroLnk.

Historically, the Company has grown through the acquisition of wireless broadband companies throughout its target markets and continued organic growth. However, as the capital market environment became increasingly difficult beginning in fiscal year 2008, the Company began to explore strategic alternatives in addition to seeking additional financing. This direction resulted in the Company executing an agreement and plan of merger with a similarly situated provider of wireless broadband on November 14, 2008 (the “Merger Agreement”). The Company was optimistic that this merger would result in greater scale and operational efficiencies than the Company could generate as a stand-alone entity, especially against the backdrop of challenging financial markets. However, prior to its consummation, the Company terminated the Merger Agreement effective on February 19, 2009 for reasons disclosed in Form 8-K dated February 24, 2009. In light of the termination of the Merger Agreement, the Company did not receive the equity infusion contemplated by the Merger Agreement. Consequently, the failure to complete the merger necessitated the Company to seek other sources of capital to fund operations, including the issuance of additional subordinated secured promissory notes from exiting shareholders and other methods to reduce ongoing monthly cash requirements such as renegotiating existing secured lease financing agreements and others further described below in Liquidity and Capital Reserves. The Company has succeeded in several of these initiatives while continuing to seek additional financing from existing shareholders and other third-parties. Although the Company is raising capital in a particularly challenging economic environment, the Company believes that in light of its stronger operating performance and the opportunity for financing to deploy broadband in rural and underserved areas pursuant to specific portions of the 2009 American Recovery and Reinvestment Act, management believes it will be successful these efforts.

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

Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense, cost of DISH inventory and stock and warrant-based compensation and general and administrative expenses. Payroll expenses consist of personnel costs, including salaries, benefits, employer taxes and bonuses across our functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff.

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

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues. During the year ended December 31, 2008, we recognized revenues of $7,793,740 compared to revenues of $7,185,433 during the year ended December 31, 2007, representing an increase of approximately 8%. This increase was primarily the result of our customer growth associated with our acquisitions of SpeedNet and MicroLnk.

Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, professional fees and stock based compensation totaled $14,956,694 for the year ended December 31, 2008, as compared to $14,153,088 for the year ended December 31, 2007, representing an increase of approximately 6%. Our acquisitions of SpeedNet and MicroLnk increased costs associated with running the resulting expanded operations. These increases were completely offset due to significant cost reductions in professional fees, general and administrative expenses and marketing. Non-cash expenses including stock-based and warrant compensation expense and stock granted for professional services totaled $3,337,826 for the year ended December 31, 2008, as compared to $1,606,893 for the year ended December 31, 2007. Normalized operating expenses without these non-cash stock compensation expenses would have been $11,618,868 for the year ended December 31, 2008 as compared to $12,546,195 for the year ended December 31, 2007, representing a reduction of 7%. This adjusted change in operating expense is the result of the elimination of duplicative costs and efficiencies achieved through economies of scale generated with our acquisitions of SpeedNet and MicroLnk. Our actual operating loss margin improved by 5 percentage points from a total operating loss $7,162,954 for the year ended December 31, 2008 as compared to a loss of $6,967,655 for the year ended December 31, 2007. By removing the non-cash stock compensation expenses of $3,337,826 for the year ended December 31, 2008 and $1,606,893 for the year ended December 31, 2007, our normalized operating loss margin improved by 26 percentage points from a total normalized operating loss $3,825,128 for the year ended December 31, 2008 as compared to a loss of $5,360,762 for the year ended December 31, 2007.

Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $6,937,932 for the year ended December 31, 2008, as compared to $5,109,503 for the year ended December 31, 2007, representing an increase of approximately 36%. This increase was primarily due to an increase in non-cash compensation expense.Stock-based and warrant compensation of $ 3,337,826 was expensed for the year ended December 31, 2008, as compared to $1,606,893 for the year ended December 31, 2007. Warrants were granted during the year ended December 31, 2008 and the year ended December 31, 2007 as compensation for the guaranty on our term notes. The expense recorded for these warrants granted was $2,042,499 for the year ended December 31, 2008 and $901,566 for the year ended December 31, 2007. Stock-based compensation for stock options issued under our option plan totaled $1,295,327 for the year ended December 31, 2008 as compared to stock option expense in the year ended December 31, 2007 totaling $705,327.

Depreciation and Amortization. Depreciation and amortization expenses totaled $2,744,705 for the year ended December 31, 2008, as compared to $2,572,906 for the year ended December 31, 2007, representing an increase of approximately 7%. This increase was primarily due to the additional network footprint and customer premise equipment acquired in connection with our acquisitions of SpeedNet and MicroLnk. The asset purchase acquisitions typically have a large amount of property, plant and equipment, resulting in higher depreciation charges.

Other General and Administrative Expenses. Other general and administrative expenses totaled $1,258,826 for the year ended December 31, 2008, as compared to $1,749,643 for the year ended December 31, 2007, representing a decrease of approximately 28%. The decrease is due to cost reduction initiatives across all areas. Travel expenses account for 22% of the reduction, postage and shipping accounts for 14% of the reduction, and bank charges account for 10% of the reduction, The remaining 54% of the reductions are across all of our other general and administrative expenses including insurance, office supplies, office rent, reproduction costs and other miscellaneous expenses.

Network Operating Costs. Network operating costs, which consist of tower rent, local loop costs and Internet termination expense, totaled $2,751,534 for the year ended December 31, 2008, as compared to $2,523,601 for the year ended December 31, 2007, representing an increase of approximately 9%. The additional network footprint and increased customer bases associated with our acquisitions of SpeedNet on January 31, 2007, and MicroLnk on October 22, 2007, account for this change

Marketing and Advertising Expenses. Marketing and advertising expenses totaled $320,812 for the year ended December 31, 2008, as compared to $558,922 for the year ended December 31, 2007, representing a decrease of approximately 43%. This decrease was attributed to our concentration on certain target markets as we continued to refine our marketing strategy during the year ended December 31, 2008 as compared to the more broad-based marketing plan we employed during the year ended December 31, 2007. Our marketing costs were 4% of revenue for the year ended December 31, 2008 and 8% for the year ended December 31, 2007, representing a 4 percentage point decrease.

Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses related to the customer install, totaled $419,277 for the year ended December 31, 2008, as compared to $380,944 for the year ended December 31, 2007, representing an increase of approximately 10%. Fuel costs increased in 2008 as compared to 2007 by 80% which accounts for approximately $120,000 in increased in installation costs. These costs were offset by the variable costs of third party installers and installation supplies. Installation volumes decreased by 21% year over year which accounts for approximately $80,000 in decreased in installation costs. SpeedNet utilizes third party contractors for installations and this expense is classified to installation costs. In contrast, our other markets utilize employees and their wages are captured as payroll expenses.

Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $393,432 for the year ended December 31, 2008, as compared to $1,257,569 for the year ended December 31, 2007, representing a decrease of approximately 69%. Specifically, legal fees and other professional associated with the efforts related to our reverse merger and subsequent equity financing account for the increase in professional fee costs for the year ended December 31, 2007

Goodwill Asset Impairment. Goodwill asset impairment of $97,635 was expensed for the year ended December 31, 2008, as compared to no cost for the year ended December 31, 2007. In the fourth quarter of fiscal 2008 we conducted an impairment test of our goodwill and intangible assets which resulted in a $97,635 impairment charge to our Pocatello goodwill. As of December 31, 2008, we had $1,641,138 of goodwill and $2,220,548 of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets.

Cost of DISH Inventory. Cost of DISH inventory of $32,541 was expensed for the year ended December 31, 2008, as compared to no cost for the year ended December 31, 2007. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008.

Other Income and Expense. We incurred other income and expense of $887,404 for the year ended December 31, 2008, as compared to $643,098 for the year ended December 31, 2007, representing an increase of 38%. We had $10,782 for gains on disposals of assets and negligible interest income during the year ended December 31, 2008 as compared to no gains on disposals of assets and $60,611 interest income earned during the year ended December 31, 2007, accounting for 20% of the increase in this expense category. The interest and loan fees on the subordinated secured notes originating during the year ended December 31, 2008 accounted for 27% of the increase. Finally, the remaining 53% of the increase was due to the increased interest expense incurred in connection with lease financing in support of our continued organic growth of our customer base and increased interest incurred on our term loan.

Net Loss. We had a net loss of $8,050,358 for the year ended December 31, 2008, as compared to a net loss of $7,610,753 for the year ended December 31, 2007, representing an increase in net loss of approximately 6%. The increased expenses during the year ended December 31, 2008 were almost completely offset by the increased revenues for the year ended December 31, 2008 from our acquisition of SpeedNet on January 31, 2007 and MicroLnk on October 2007 due to cost reduction initiatives implemented. Normalized net loss without the non-cash stock based compensation expense would have been $4,712,532 for the year ended December 31, 2008 as compared to $6,003,860 for the year ended December 31, 2007, representing an improvement of 22%. This adjusted change as a result of the elimination of duplicative costs and efficiencies achieved through economies of scale generated with our acquisitions of SpeedNet and MicroLnk as well as focused cost reduction initiatives in professional fees and general and administrative costs. Our net loss margin improved by 3 percentage points from a net loss $8,050,358 for the year ended December 31, 2008 as compared to a net loss of $7,610,753 for the year ended December 31, 2007. By removing the non-cash stock compensation expense of $3,337,826, for the year ended December 31, 2008 and $1,606,893 for the year ended December 31, 2007, our normalized net loss margin improved by 23 percentage points from a total normalized net loss $4,712,532 for the year ended December 31, 2008 as compared to a net loss of $6,003,860 for the year ended December 31, 2007.

Liquidity and Capital Resources

General

As of December 31, 2008 and 2007, we had cash of $28,032 and $316,999, respectively.

Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,825,314 for the year ended December 31, 2008, as compared to net cash used in operating activities of $1,121,196 for the year ended December 31, 2007. This change is primarily attributable to paying for operating expenses incurred throughout the year with a focused effort to keep accounts payable at approximately the same level year over year.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $160,981 year ended December 31, 2008, as compared to $4,937,833 for the year ended December 31, 2007. The cash usage in 2007 is the result of the asset purchase of MicroLnk and SpeedNet coupled with $819,597 in expenditures paid with cash for customer premise equipment, tower equipment and software purchases made for cash during 2007 versus $165,348 paid during 2008.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,697,328 for the year ended December 31, 2008, as compared to $6,371,338 for the year ended December 31, 2007. During 2008, we entered into a commercial loan agreement for $4,500,000 and used $3,000,000 of the proceeds to pay off the 2007 commercial loan. During 2008, we issued $1,001,877 secured subordinated notes. These cash inflows were offset by payments totaling $1,029,287 to our capital lease obligations and our cash overdraft. During 2007, we entered into a commercial loan agreement for a term loan of $3,000,000. Proceeds from the sale of stock and the exercise of warrants during 2007 totaled $4,193,743.

Working Capital. As of December 31, 2008, we had negative working capital of $9,063,986. This number includes $4,500,000 of term debt, $1,001,877 for secured subordinated notes, $596,411 for capital leases, and $310,689 for deferred revenue.

Management has taken a variety of steps to strengthen the financial condition of the Company.  These initiatives have positively affected both the Company’s operating financial performance as well as its existing financing arrangements with secured lenders. Certain of these initiatives are described below:

Operations

During 2008, the Company sought to become more efficient operationally, the results of which allowed KeyOn to reduce headcount and other related expenses.  Management reduced its headcount from 65 full-time employees on March 31, 2008 to only 46 full-time employees as of April 15, 2009. In addition, we modified work schedules across the organization and continued to narrow marketing efforts in the second half of fiscal year 2008, choosing to focus our efforts on our existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but significantly reduced expenses in this area. In light of fewer gross additions, customer installation expenses and capital expenditures for customers premise equipment are reduced as well as the need to procure additional lease financing debt. The Company also increased its charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions.

Management has been executing on a continuing effort to reduce operating expenses and increase overall operating efficiencies. To the extent the rent for a tower significantly exceeds the revenues generated by customers being served, we have terminated those lease agreements resulting in decreased tower expenses. Additionally, we have combined networks so that we can purchase fewer circuits and save on internet termination costs.

As a result of these initiatives, in the fourth quarter of 2008, KeyOn reported its first quarter of positive operating cash flow.

Financial Restructuring

In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities.  In October 2008, we restructured a capital lease obligation with an existing lease financing company. By amending this material agreement, we were able to suspend certain monthly payment obligations through November 2008 and make reduced payments over an extended 24-month maturity period. In March of 2009, we executed a second restructuring with another lease financing company. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $1,001,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. Finally, in March of 2009, the Company raised $300,000 of subordinated secured notes from existing shareholders, the terms of which are still being negotiated between the holders and the Company’s independent members of the board of directors.

In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. To the extent we are unable to obtain the required capital from existing shareholders of the Company, management will seek to raise additional capital from institutions or other third-parties. Should the Company be unsuccessful in these efforts it may contemplate more severe measures such as asset sales or other strategic alternatives.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements.

See the Company’s financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, the Company was unable to conclude that its disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2008), in ensuring that material information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within t he time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that it will have effective internal controls to meet this requirement prior to the filing of its annual report for the year ended December 31, 2009.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over finacial reporting based on the framework in Internal Control—Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (the “COSO Framework”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008, based on the COSO Framework.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of the Company’s board of directors and the Company’s executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Jonathan Snyder	37	Chief Executive Officer, President and Director
Jerome Snyder	68	Chairman of the Board of Directors
Annette Eggert	43	Chief Financial Officer
A. Robert Handell	62	Executive Vice President, Chief Operating Officer, Secretary and Director
Jason Lazar	35	Vice President, Corporate Development and General Counsel
Rory Erchul	37	Vice President, Marketing
R.C. Mark Baker	61	Director
Jeffrey Scott Rice	41	Director
Jason K. Horowitz	38	Director
Curtis W. Anderson	59	Director

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

Audit Committee

The audit committee of the board of directors is currently comprised of Messrs. Anderson, Baker and Rice, each of whom is an independent director. Mr. Anderson is a qualified financial expert and serves as chairman of the audit committee. The audit committee's duties are to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Jonathan Snyder, the Company’s chief executive officer, A. Robert Handell, the Company’s executive vice president, chief operating officer and secretary and Annette Eggert, the Company’s Chief Financial Officer, whom the Company jointly refers to as the “named executive officers.” Except for Messrs. Snyder and Handell, Ms. Eggert and two other executives, no other executive officer received annual remuneration in excess of $100,000 during 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Jonathan Snyder	2008	120,923	—	110,527	—	645,097
President and Chief Executive Officer (principal executive officer)	2007	112,269	—	337,402	—	449.671

Annette Eggert	2008	125,154	—	87,457	—	212,611
Chief Financial Officer	2007	69,795	—	43,729	—	113,524
A. Robert Handell	2008	120,923	—	55,264	—	176,187
Executive Vice President and Chief Operating Officer	2007	122,686	—	99,796	—	222,482

________________________

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. For information regarding the Company’s valuation of option awards, see “Critical Accounting Policies — Stock-Based Expense.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to the Company’s named executive officers as of December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Snyder	75,000	—	4.00	08/08/2017

Annette Eggert	45,332	75,554	2.48	06/01/2017

A. Robert Handell	37,500	—	4.00	08/08/2017

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

Director Compensation

The following table summarizes the compensation awarded to the Company’s directors in 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Jeffrey Scott Rice	—	133,957	133,957

R.C. Mark Baker	—	133,457	133,457

Curt Anderson	—	50,000	50,000

Jerome Snyder	—	60,000	60,000

Jason Horowitz	—	49,000	49,000

_____________________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 31, 2009 by:

•	each person known by the Company to beneficially own more than 5% of the Company’s common stock;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person's address is c/o KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164. As of December 31, 2008, the Company had 8,771,350 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
Jonathan Snyder	1,420,336	(2)	13.94%
Jerome Snyder	1,802,155	(3)	17.04%
A. Robert Handell	386,563	(4)	4.22%
Jason Lazar	266,372	(5)	2.95%
Sidharth Ganju	230,000	(6)	2.56%
Annette Eggert	52,884	(7)	*
Rory Erchul	23,924	(8)	*
R.C. Mark Baker	267,860	(9)	2.96%
Jeffrey Scott Rice	270,113	(10)	2.99%
Jason Horowitz	228,500	(11)	2.54%
Curtis W. Anderson	232,313	(12)	2.58%
All directors and executive officers as a group (12 persons)	5,188,519		37.17%

_____________________

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2008. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 75,000 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants

(3)

Includes 270,537 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants; 5440 shares of common stock issuable upon the exercise of warrants; 79,483 shares of common stock that are held by Aarken Holdings, LLC, in which Jerome Snyder is the managing member

(4)	Includes 37,500 shares of common stock issuable upon the exercise of options; 74,345 shares of common stock that are held jointly by A. Robert Handell and Dani Jo Handell, A. Robert Handell’s spouse.
(5)	Includes 37,500 shares of common stock issuable upon the exercise of options

(6)	Includes 20,000 shares of common stock as restricted shares issuable in January 2009; 190,000 shares of common stock issuable upon the exercise of options. No longer an executive officer of the Company.

(7)	Includes 52,884 shares of common stock issuable upon the exercise of options

(8)	Includes 23,924 shares of common stock issuable upon the exercise of options

(9)	Includes 267,860 shares of common stock issuable upon the exercise of options

(10)	Includes 270,113 shares of common stock issuable upon the exercise of options

(11)	Includes 220,943 shares of common stock issuable upon the exercise of options; 998 shares of common stock issuable upon the exercise of warrants

(12)

Includes 225,452 shares of common stock issuable upon the exercise of options; 6861 shares of common stock are held by Fair, Anderson & Langerman, with respect to which Mr. Anderson is the chief executive officer and a stockholder

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 30, 2007, KeyOn issued a $3,000,000 promissory note to Sun West Bank, pursuant to which Sun West Bank advanced $3,000,000 to us. This note was satisfied in full on February 8, 2008 by refinancing. Repayment under this note was guaranteed by Jonathan Snyder, the Company’s president, chief executive officer and a director, and Barry Becker, a former director who resigned in October 2007. Jerome Snyder, the Company’s chairman, and Steven Shearing agreed to indemnify Jonathan Snyder and Barry Becker for certain obligations under this guaranty. Jerome Snyder is a minority shareholder and director of Sun West Bank.

On February 8, 2008, the Company entered into a Business Loan Agreement and Promissory Note with Sun West Bank, pursuant to which it obtained a loan in the principal amount of up to $4,500,000.00. This loan is evidenced by a promissory note bearing interest at a variable rate equal to 2.5 percentage points above the prime rate of Sun West Bank, with a current interest rate equal to seven and one quarter percent (7.25%) per annum. This loan matured according to its terms on February 4, 2009 and then was subsequently extended for one-hundred and twenty days until June 4, 2009. The Company’s obligations under this loan are guaranteed by each of Jerome Snyder, Jonathan Snyder, and Barry Becker. As consideration for providing these guarantees, the Company issued each of Jerome Snyder, Jonathan Snyder and Barry Becker a five year warrant to purchase 208,128 shares of common stock at an exercise price of $4.00 per share, a five year warrant to purchase 69,375 shares of common stock at an exercise price of $6.00 per share and a five year warrant to purchase 69,375 shares of common stock at an exercise price of $8.00 per share.

As of December 31, 2008, the following Company officers and directors and their affiliates held the principal amount of subordinated secured notes as related parties: Jerome Snyder - $103,093; Jonathan Snyder - $335,052 and Jason Lazar - $128,866. In aggregate, the amount of accrued interest payable to these officers totaled $43,139 as of December 31, 2008.

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

(1) Audit Fees

L.L. Bradford & Company, LLC billed the Company audit fees in the aggregate amount of $77,500 in the year ended December 31, 2008. These fees relate to the audit of the Company’s annual financial statements and the review of the Company’s interim quarterly financial statements.

(2) Audit-Related Fees

L.L. Bradford & Company, LLC, billed the Company audit-related fees in the aggregate amount of $3,000 in the year ended December 31, 2008. These fees relate primarily to the auditors review of the Company’s registration statements and related consents, audit of acquired companies or assets and audit related consulting.

(3) Tax Fees

L.L. Bradford & Company, LLC, billed the Company tax fees in the aggregate amount of $10,000 in the year ended December 31, 2008.

(4) All Other Fees

No fees of this sort were billed by L.L. Bradford & Company, LLC during 2008.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

2.1

Agreement and Plan of Merger executed by and between KeyOn Communications Holdings, Inc., Internet America, Inc., and IA Acquisition, Inc. on November 14, 2008 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 18, 2008).

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

10.5

Commercial Guaranty, dated February 8, 2008, executed by Jerome Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.6

Commercial Guaranty, dated February 8, 2008, executed by Jonathan Snyder in favor of Sun West Bank (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.7

Commercial Guaranty, dated February 8, 2008, executed by Barry Becker in favor of Sun West Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.8

Form of Warrant issued to Guarantors of Business Loan Agreement with Sun West Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.9

Form of Subordinated Secured Promissory Note executed by KeyOn Communications Holdings, Inc. on August 27, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 3, 2008).

10.10

Form of Security and Loan Agreement executed by KeyOn Communications Holdings, Inc. on August 27, 2008 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 3, 2008).

10.11

Form of Subsidiary Guaranty executed by KeyOn Communication Holdings, Inc. on August 27, 2008 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 3, 2008).

10.12

Amendment to Master Equipment Lease Agreement executed by and between KeyOn Communications Holdings, Inc. and Data Sales Co., Inc. on September 16, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 23, 2008).

10.13

Change in Terms Agreement executed by and between KeyOn Communications Holdings, Inc, and Sun West Bank on March 27, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 2, 2009).

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

_____________________

* Management compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: April 15, 2009	By:	/s/ Jonathan Snyder
Jonathan Snyder President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Jonathan Snyder Jonathan Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2009

/s/ Annette Eggert Annette Eggert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2009

/s/ Jerome Snyder Jerome Snyder	Chairman of the Board of Directors	April 15, 2009

/s/ A. Robert Handell A. Robert Handell	Director	April 15, 2009

/s/ R.C. Mark Baker R.C. Mark Baker	Director	April 15, 2009

/s/ Jeffrey Scott Rice Jeffrey Scott Rice	Director	April 15, 2009

/s/ Jason K. Horowitz Jason K. Horowitz	Director	April 15, 2009

/s/ Curtis W. Anderson Curtis W. Anderson	Director	April 15, 2009

KEYON COMMUNICATIONS HOLDINGS, INC.

AND RELATED ENTITIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KeyOn Communications Holdings Inc. and Related Entities

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of KeyOn Communications Holdings Inc. and Related Entities as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KeyOn Communications Holdings Inc. and Related Entities as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and current liabilities exceed current assets, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

April 15, 2009

Las Vegas, Nevada

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$28,032	$316,999
Accounts receivable, net of allowance for doubtful accounts	129,592	94,098
Inventories	172,434	300,610
Prepaid expenses and other current assets	74,198	75,259

Total current assets	404,256	786,966

PROPERTY AND EQUIPMENT - Net	3,292,245	4,571,220

OTHER ASSETS
Goodwill	1,641,138	1,738,773
Subscriber base -net	562,743	964,787
Trademarks	16,667	16,667
Refundable deposits	66,827	65,624
Debt issuance costs - net	189,638	10,065

Total other assets	2,477,013	2,795,916

TOTAL ASSETS	$6,173,514	$8,154,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,522,884	$2,389,356
Accounts payable and accrued expenses - related party	43,139	—
Cash overdraft	120,553	298,516
Revolving line of credit	100,000	100,000
Term loan payable - related party	4,500,000	3,000,000
Current portion of notes payable - related party	567,011	—
Current portion of notes payable	648,610	149,685
Current portion of deferred rent liability	58,945	57,007
Current portion of capital lease obligations	596,411	742,562
Deferred revenue	310,689	391,193

Total current liabilities	9,468,242	7,128,319

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	141,463	200,320
Notes payable, less current maturities	36,867	68,525
Capital lease obligations, less current maturities	854,390	667,639

Total long term liabilities	1,032,720	936,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding at December 31, 2007 and at December 31, 2008	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
8,249,106 shares issued and outstanding at December 31, 2007;	8,771	8,249
8,771,350 shares issued and outstanding at December 31, 2008;
Common stock payable for exercised options	14,372	—
Additional paid-in capital	17,358,431	13,739,714
Accumulated deficit	(21,709,022)	(13,658,664)

Total stockholders’ equity (deficit)	(4,327,448)	89,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,173,514	$8,154,102

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007
REVENUES:
Service and installation revenue	$7,646,536	$7,060,343
Support and other revenue	147,204	125,090

Total revenues	7,793,740	7,185,433

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	6,937,932	5,109,503
Depreciation and amortization	2,744,705	2,572,906
Network operating costs	2,751,534	2,523,601
Other general and administrative expense	1,258,826	1,749,643
Installation expense	419,277	380,944
Professional fees	393,432	1,257,569
Marketing and advertising	320,812	558,922
Goodwill asset impairment	97,635	—
Cost of DISH inventory	32,541	—

Total operating costs and expenses	14,956,694	14,153,088

LOSS FROM OPERATIONS	(7,162,954)	(6,967,655)

OTHER INCOME (EXPENSE):
Interest income	686	60,611
Interest expense	(898,872)	(703,709)
Gain on disposal of asset	10,782	—

Total other income (expense)	(887,404)	(643,098)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(8,050,358)	$(7,610,753)

Net loss per common share—basic and diluted	$(0.96)	$(1.18)

Weighted average common shares outstanding—basic and diluted	8,392,016	6,452,646

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid- In Capital	Common Stock Payable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount

BALANCE, January 1, 2007 (see Note 1)	4,712,308	$4,712	$6,446,036	$—	$(6,047,911)	$402,837

Common Stock Issued for Cash, January 5, 2007	422,617	423	1,607,627		—	1,608,050
Common Stock Exchanged for Professional Services, March 31, 2007	6,861	7	26,098		—	26,105
Common Stock Issued for Mandatorily Converted Notes Payable, January 31, 2007	306,566	307	1,166,253		—	1,166,560
Warrants Granted on Mandatorily Converted Notes Payable	—	—	54,139		—	54,139
Warrants Granted for Debt Issuance Costs, March 31, 2007	—	—	4,586		—	4,586
Stock Based Compensation, March 31, 2007	—	—	4,585		—	4,585

Warrants Granted for Debt Issuance Costs, June 30, 2007	—	—	34,584		—	34,584
Stock Based Compensation, June 30, 2007	—	—	(3,994)		—	(3,994)
Exercise of $.05 Warrants, August 1, 2007	192,906	193	9,509		—	9,702
Exercise of $.0007 Warrants, August 1, 2007	92,055	92	(36)		—	56
Grant of Guaranty Warrants, July, 2007			901,566		—	901,566
Exercise of Guaranty Warrants, August, 2007	225,393	225	(225)		—	—
Stock Option Exercised, July, 2007	816	1	—		—	1
Grant of $.0007 Stock Options, July, 2007	—	—	181,073		—	181,073
Conversion of $.0007 Employee Options to Restricted Stock, August, 2007	640,496	640	(640)		—	—
Common Stock Issued for Professional Services, August 9, 2007	50,000	50	199,950		—	200,000
Common Stock Issued for Cash, August 9, 2007	551,750	552	2,087,948		—	2,088,500
Grant Enterprise Merger Shares	900,001	900	(900)		—	—
Stock Based Compensation, September 30, 2007	—	—	256,644		—	256,644
Warrant Granted for Debt Issuance Costs, September 30, 2007	—	—	10,606		—	10,606
Series A Warrants Exercised, December, 2007	147,336	147	487,303		—	487,450
Stock Based Compensation, December 31, 2007			204,127		—	204,127

Director Stock Based Compensation, December 31, 2007	—	—	62,875		—	62,875
Net loss for the year ended December 31, 2007	—	—	—	—	(7,610,753)	(7,610,753)

BALANCE, January 1, 2008	8,249,106	8,249	13,739,714	—	(13,658,664)	89,299

Stock Based Compensation, March 31, 2008	—	—	415,778		—	415,778
Director Stock Based Compensation, March 31, 2008	—	—	62,875		—	62,875

Restricted Stock Based Compensation, March 31, 2008	—	—	37,500		—	37,500
Guaranty Warrant Expense, March 31, 2008	—	—	606,233		—	606,233
Common Stock Exchanged for Professional Services, June, 2008	2,036	2	11,998		—	12,000
Stock Based Compensation, June 30, 2008	—	—	242,221		—	242,221
Director Stock Based Compensation, June 30, 2008	—	—	62,875		—	62,875
Restricted Stock Based Compensation, June 30, 2008	—	—	37,500		—	37,500
Guaranty Warrant Expense, June 30, 2008	—	—	1,095,849		—	1,095,849
Common Stock Exchanged for Professional Services, July 11, 2008	11,620	12	24,401		—	24,413
Guaranty Warrant Expense, July 31, 2008	—	—	340,417		—	340,417
Stock Based Compensation, September 30, 2008	—	—	96,503		—	96,503

Director Stock Based Compensation, September 30, 2008	—	—	62,875		—	62,875
Restricted Stock Based Compensation, September 30, 2008	—	—	37,500		—	37,500
Common Stock Exchanged for Professional Services, September 5, 2008	18,750	19	14,981		—	15,000
Common Stock Issued for Restricted Stock Options, September 8, 2008	20,000	20	(20)		—	—
Common Stock Issued for Debt Issuance Costs, September 24, 2008	333,333	333	199,667		—	200,000
Common Stock Issued for Professional Services, December 4, 2008	68,253	68	14,932			15,000
Common Stock Issued for Professional Services, December 4, 2008	68,252	68	14,932		—	15,000
Stock Based Compensation, December 31, 2008	—	—	139,325		—	139,325

Director Stock Based Compensation, December 31, 2008	—	—	62,875		—	62,875
Restricted Stock Based Compensation, December 31, 2008	—	—	37,500		—	37,500
Stock Options Payable, December 31, 2008	—	—		14,372	—	14,372
Net loss for the year ended December 31, 2008	—	—	—	—	(8,050,358)	(8,050,358)

BALANCE, December 31, 2008	8,771,350	$8,771	$17,358,431	$14,372	$(21,709,022)	$(4,327,448)

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATIONS:
Net loss	$(8,050,358)	$(7,610,753)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	2,342,661	2,259,166
Goodwill asset impairment	97,635	—
Gain on disposal of equipment	(10,782)	—
Amortization expense on subscriber base	402,044	313,740
Stock based compensation expense	3,337,826	1,606,893
Warrant interest expense	71,264	133,847
Professional services in exchange for stock	81,413	226,105

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(35,494)	25,210
Inventory	128,176	8,056
Prepaid expenses and other current assets	1,061	48,699
Refundable deposits	(1,203)	(5)
Other assets	(50,837)	66,692
Accounts payable and accrued expenses	133,527	1,672,664
Accounts payable and accrued expenses - related party	43,139	—
Proceeds from cash overdraft	—	234,656
Payment on cash overdraft	(177,963)	—
Deferred rent liability	(56,919)	(7,673)
Deferred revenue	(80,504)	(98,492)

Net cash flows from operations	(1,825,314)	(1,121,196)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(165,348)	(819,597)
Proceeds on disposal of equipment	4,367	—
Acquisition of SpeedNet and Microlnk	—	(4,118,236)

Net cash flows from investing activities	(160,981)	(4,937,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related party	—	(160,000)
Proceeds from term note payable - related party	1,500,000	3,000,000
Payments on notes payable	(64,026)	(27,695)
Proceeds from notes payable	531,293	81,993
Payments on capital lease obligations	(851,322)	(691,702)
Proceeds from notes payable - related party	567,011	—
Payments on notes payable - related party	—	(25,000)
Proceeds from stock issuance	14,372	4,193,743

Net cash flows from financing activities	1,697,328	6,371,338

NET INCREASE/ (DECREASE) IN CASH	(288,967)	312,309

CASH - Beginning of period	316,999	4,690

CASH - End of period	$28,032	$316,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Acquistion - SpeedNet:
Accounts receivable	—	73,197
Prepaid assets	—	109,913
Goodwill	—	1,282,052
Subscriber Base	—	916,301
Trademark	—	16,667
Property and equipment	—	1,618,459
Inventory	—	308,666
Accounts payable and accrued expenses	—	(180,846)
Deferred Revenue	—	(431,912)
Capital lease obligations	—	(254,242)

	$—	$3,458,255

Acquistion - Microlnk:
Accounts receivable	—	28,770
Prepaid assets	—	6,010
Goodwill	—	108,164
Subscriber Base	—	226,264
Property and equipment	—	340,573
Accounts payable and accrued expenses	—	(23,222)
Deferred Revenue	—	(26,577)

	$—	$659,981

Stock issued to shareholders for notes payable	$—	$1,065,999

Stock issued to shareholders for notes payable interest	$—	$100,561

Cash received from shareholders for option exercise	$14,372	$—

Common stock exchange for professional services	$81,413	$226,105

Warrants for debt issuance costs	$200,000	$45,782

Warrant interest expense	$71,264	$133,847

Stock based compensation	$3,337,826	$1,606,893

Deferred rent liability for tenant improvement	$—	$265,000

Capital lease obligations for property and equipment	$898,811	$859,348

Cash payments for:
Interest	$873,118	$631,824

Tax	$—	$—

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Accounts Receivable

          The billing policy of the Company and its related entities is to bill the majority of its subscribers through electronic transactions, such as credit or debit card, and electronic check. Accounts receivable arise from providing services to clients whose credit cards are expired or invalid, or who are not billed electronically. These accounts receivable are stated at their estimated realizable amounts, net of an allowance of doubtful collections, based on a review of outstanding receivables, historical collection information, and existing economic

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions. The allowance totaled $70,793 and $136,436 as of December 31, 2008 and 2007 respectively.

          Inventory

          With the purchase of SpeedNet Services, Inc., the Company began to maintain a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $158,019 and $291,268 as of December 31, 2008 and 2007, respectively. The Company also began to carry inventory in 2007 in support of its launch as a reseller of satellite video service from DISH Network Corporation (“DISH”). The value of this inventory was $14,415 and $9,342 as of December 31, 2008 and 2007, respectively. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense.

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

          Intangible assets, including goodwill, are accounted for under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test our goodwill for impairment annually during our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. In the fourth quarter of fiscal 2008 we conducted an impairment test of our goodwill and intangible assets which resulted in a $97,635 impairment charge to our Pocatello goodwill as discussed in Note 4. As of December 31, 2008, we had $1,641,138 of goodwill and $2,220,548 of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets. As of December 31, 2007, we had $1,738,773 of goodwill and $2,720,227 of net intangible assets. Goodwill was not impaired during the year ended December 31, 2007.

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $310,689 and $391,193 at December 31, 2008 and 2007, respectively.

           Reclassifications

          Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial presentation

          Fair Value of Financial Instruments

          The carrying amount of the financial instruments including cash and cash equivalents, receivables and payables (including accrued expenses and debt borrowings) are reasonable estimates of their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent re-pricing.

          Advertising and Marketing Costs

          Advertising and marketing costs of $320,812 and $558,922, respectively, for the years ended December 31, 2008 and 2007 were expensed as incurred.

          Income Taxes

          The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the year ended December 31, 2008 and 2007, respectively.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As single-member limited liability companies, KeyOn LLC, KeyOn Pahrump LLC, SIRIS, Grand Junction, Idaho Falls, Pocatello, SpeedNet LLC and Spectrum Holdings are not taxed as separate entities for federal income tax purposes. Rather, these organizations’ taxable items of income, deduction, loss, and credit are included with the federal income tax return of the Company. Accordingly, the members separately account for their share of the organization’s income, deductions, losses and credits. Therefore, no separate provision for income tax expense or benefit has been recognized in the accompanying consolidated financial statements for these related entities, but was considered for KeyOn as part of its SFAS 109 reporting requirement.

          In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination, Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008. For the year ended December 31, 2008, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. Stock based compensation for the twelve months ended December 31, 2008 and 2007, was $3,337,826 and $1,606,893, respectively.

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The table summarizes the value of outstanding options as of December 31, 2008 and as of December 31, 2007.

	2008	2007

Black-Scholes Option Valuation Assumptions
Average fair value of options granted during the period	$1.32	$1.46
Average Expected term (in years)	5	5
Average Expected volatility	123.02%	162.32%
Average Expected dividend yield	—	—
Average Risk free rate	2.81%	4.88%

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

Going Concern

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

          Management has taken the following steps to strengthen the financial condition of the Company. Certain of these initiatives are described below:

Operations

          During 2008, the Company sought to become more efficient operationally, the results of which allowed KeyOn to reduce headcount and other related expenses. The Company materially reduced its headcount from March 31, 2008 to April 15, 2009. In addition, the Company modified work schedules across the organization and continued to narrow its marketing efforts in the second half of fiscal year 2008, choosing to focus its efforts on its existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but reduced expenses in this area. In light of fewer gross additions, customer installation expenses and capital expenditures for customers premise equipment are reduced as well as the need to procure additional lease financing debt. The Company

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increased its charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions.

          The Company has an ongoing effort to reduce operating expenses and increase overall operating efficiencies. To the extent the rent for a tower significantly exceeds the revenues generated by customers being served, the Company has terminated those lease agreements resulting in decreased tower expenses. Additionally, the Company has combined networks so that it can purchase fewer circuits and save on internet termination costs.

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In October 2008, we restructured a capital lease obligation with an existing lease financing company. By amending this material agreement, the Company was able to suspend certain monthly payment obligations through November 2008 and make reduced payments over an extended 24 month maturity period. In March of 2009, the Company executed a second restructuring with another one of its existing lease financing companies. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $1,001,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. Finally, in March of 2009, the Company raised $300,000 of subordinated secured notes from existing shareholders, the terms of which are still being negotiated between the holders and the Company’s independent members of the board of directors.

          In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. To the extent we are unable to obtain the required capital from existing shareholders of the Company, management intends to either generate internal cash from further restructurings already commenced in the first quarter of 2009 and raise additional outside capital from institutions or other third parties.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows. For the year ended December 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 157.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. For the year ended December 31, 2008, there was no impact on the Company’s consolidated financial position, results of operations or cash flows due to SFAS 159.

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

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

          In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

          In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Equipment

          Equipment at December 31, 2008 and at December 31, 2007, consisted of the following:

	12/31/2008	12/31/2007

Subscriber equipment	$6,051,100	$5,329,361
Fixed wireless tower site equipment	2,656,229	2,353,683
Software and consulting costs	611,649	572,728
Computer and office equipment	418,030	417,077
Vehicles	241,106	277,439
Leasehold improvements	312,100	312,100

	10,290,214	9,262,388
Less: accumulated depreciation	(6,997,969)	(4,691,168)

Fixed assets - net	$3,292,245	$4,571,220

          Depreciation for the company is recorded on a straight-line basis. Depreciation expense for the year ended December 31, 2008 and 2007 was $2,342,661 and $2,259,166 respectively.

Note 4 – Intangible Assets

          We completed the annual testing of goodwill for impairment as of December 31, 2008, the end of our fourth fiscal quarter, concluding that the goodwill for one of our business units was impaired. As a result, we determined the fair value of the goodwill for the Pocatello reporting unit was below its carrying value and needed to be adjusted to $250,922. Based on the results of our appraisal and valuation activities of SpeedNet, the fair value was greater than its carrying value and no other action was deemed necessary related to SpeedNet. The carrying value of the Pocatello goodwill was $348,557, resulting in an impairment charge of $97,635.

          The following table summarizes the changes in goodwill related to the Pocatello reporting unit:

Goodwill balance December 31, 2007	$348,557
Impairment charge	(97,635)

Goodwill balance December 31,2008	$250,922

          Intangible assets at December 31, 2008 and at December 31, 2007, consisted of the following:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	12/31/2008	12/31/2007

Goodwill	$1,641,138	$1,738,773
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	2,948,692	3,046,327
Less: accumulated amortization	(728,144)	(326,100)

Intangible assets - net	$2,220,548	$2,720,227

          Amortization expense is recorded for the customer list asset on a straight-line basis. Amortization expense for the year ended December 31, 2008 and 2007 was $402,044 and $313,740, respectively.

          Estimated amortization expense for future fiscal years is as follows:

2009	402,044
2010	109,493
2011	21,189
2012	21,189
2013	8,828
Thereafter	—

$562,743

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Company used $3.0 million of the proceeds to refinance its existing debt loan of $3.0 million with Sun West Bank. The remaining $1.5 million was available but had been fully drawn to $4,500,000 as of December 31, 2008. Monthly interest payments were not current as of December 31, 2008 but through discussions, Sun West Bank has allowed for an additional 60 days in order to cure the late interest payments. The Loan matured on August 8, 2008, and the Company extended the Loan for a fee of $11,500 at the Company’s option for an additional six months until February 8, 2009. The initial interest rate is 7.75% and will vary with the Sun West Bank’s index rate plus 2.5 percentage points over the index. The interest rate was 7.25% as of December 31, 2008. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of December 31, 2008 was

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.25%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company.

          On August 27, 2008, the Company, through the independent members of its board, issued subordinated secured notes in the aggregate amount of $718,557 to certain of its present investors and certain of its senior management to fund working capital obligations which would also allow the Company time to seek longer term financing or to pursue other strategic options. An additional $283,320 was issued from September through December 2008. The notes bear interest at 17% per annum (compounded monthly) and mature on the earlier to occur of January 29, 2009 or a change of control (which includes the merger), among other things. Three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. At December 31, 2008, the following Company officers and directors and their affiliates held the principal amount of subordinated secured notes as related parties: our Chairman, Jerome Snyder - $103,093; our Chief Executive Officer, Jonathan Snyder - $335,052; and, our Vice President of Corporate Development and General Counsel, Jason Lazar - $128,866.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable	12/31/2008	12/31/2007

A series of 17.0% subordinated secured notes payable maturing from November 2008 or January 2009, dependent upon the status of certain negotiations	$414,866	$—
One 5.0% notes payable matured from October 9, 2008, with interest payable at maturity.	20,000	—
Two unsecured, non-interest bearing notes payable to two separate entities maturing from June 2009 to November 2009 resulting from the conversion of accounts payable.	61,223	—
Note and loan payable for professional services non-interest bearing	$121,737	$121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	50,845	69,959
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	16,806	26,514

	685,477	218,210
Less current portion	(648,610)	(149,685)

Long term portion	$36,867	$68,525

Notes payable-related party	12/31/2008	12/31/2007

A series of 17.0% subordinated secured notes payable maturing from November 2008 or January 2009, dependent upon the status of certain negotiations	$567,011	$—

Notes payable to stockholders, unsecured, at an interest rate of 12%; convertible to equity securities	—	—
Less current portion	(567,011)	—

Long term portion	$—	$—

          Future minimum payments on the line of credit and other debt, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2008:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009	$5,815,621
2010	29,026
2011	7,841
2012	—
2013	—
Thereafter	—

$5,852,488

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $898,811 in the year ended December 31, 2008. On September 22, 2008, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with Data Sales Co., Inc. (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on December 13, 2007 (the “Master Lease”). The Lender agreed to suspend all rental payments due and owing by the Company for the months of September, October and November 2008. The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that in December 2008, the Company will begin to make reduced payments for the first of 24 scheduled monthly payments. Restricted stock shares of 333,333 valued at $200,000 were issued as part of the amended agreement with the Lender.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,489,059 as of December 31, 2008.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2008:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009	$872,855
2010	634,457
2011	454,240
2012	—

Total mimimum lease payments	1,961,552
Less amounts representing interest	(510,751)

1,450,801

Less current portion	(596,411)

Long term capital lease obligations	$854,390

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2008:

2009	$658,000
2010	478,194
2011	341,393
2012	217,187
2013	54,135
Thereafter	19,919

Total	$1,768,827

          The total rental expense included in operating expenses for operating leases included above is $1,284,715 and $1,090,002 for the year ended December 31, 2008 and December 31, 2007, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. At December 31, 2008, the following Company officers and directors held the principal amount of subordinated secured notes as related parties: Jerome Snyder - $103,093; Jonathan Snyder - $335,052; and, Jason Lazar - $128,866. In aggregate, the amount of accrued interest payable to these officers totaled $43,139 as of December 31, 2008.

          Transactions with related parties as of and for the year ended December 31, 2008 and for the year ended December 31, 2007:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	12/31/2008	12/31/2007

Term loan payable - related party (see also Note 5)	$4,500,000	$3,000,000
Current portion of notes payable - related party (see also Note 5)	567,011	—
Accounts payable and accrued expenses - related party	43,139	—
Revolving line of credit - related party (see also Note 5)	100,000	100,000

	$5,210,150	$3,100,000

Note 8 - Business Combinations

          On January 31, 2007, through a wholly owned subsidiary, SpeedNet LLC purchased the assets of SpeedNet Services, Inc. (“SpeedNet”), including subscriber contracts, accounts, and fixed assets, and assumed certain operating liabilities for $3,458,255 in cash, with certain adjustments to the purchase price for working capital, deferred revenue and the assumption of certain capital lease obligations. Also, On October 22, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of MicroLnk, LLC, a Nebraska limited liability company, (“MicroLnk”), pursuant to an Asset Purchase Agreement. As consideration for these acquired assets, the Company paid $659,981 in cash.

          The financial results for the year ended December 31, 2007 for KeyOn Communications Holdings, Inc. include eleven months of operations from SpeedNet LLC, and two months of operations for the MicroLnk fourth quarter 2007 acquisition. These financial results reflected on a pro forma basis (unaudited) by adding in the January 2007 SpeedNet Services, Inc. and January through October 2007 of MicroLnk financial results are reported as follows:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Keyon Communications Holdings, Inc. and Related Entities
Pro forma Condensed Consolidated Statement of Operations (unaudited)
For the Year Ended December 31, 2007
(Dollars in Millions)

	KeyOn year ended 12/31/2007	Jan 2007 SpeedNet Services	MicroLnk period ended 10/22/2007	Adjustments		Pro forma annual total KeyOn

Revenue	$7,185,433	$482,435	$567,911	$278,972	i	$8,514,751

Total Operating Costs and Expense	14,153,088	710,670	720,281	(3,623,792)	a,b,c,d,e,f, h	11,960,247

Loss from Operations	(6,967,655)	(228,235)	(152,370)	3,902,764		(3,445,496)

Total Other Income (Expense)	(643,098)	(18,869)	(662)	148,587	g, h	(514,042)

Net Loss	$(7,610,753)	$(247,104)	$(153,032)	$4,051,351		$(3,959,538)

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In connection with the acquisition of SpeedNet, the Company raised both equity and debt capital for the purchase and for general working capital purposes. On or about January 31, 2007, KeyOn raised an aggregate of $1,608,050 in the sale of 422,617 shares of common stock. On January 31, 2007, 306,566 shares of common stock together with, 45,967 warrants to purchase common stock were issued in connection with the conversion of the Company’s Senior Unsecured Promissory Notes.

          Common stock of 6,861 shares valued at $3.80 per share was issued on March 22, 2007, for payment of professional services performed by a third party. Common stock of 50,000 shares valued at $4.00 per share was issued on August 9, 2007, for the payment of professional services performed by a third party.

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. 8,771,350 and 8,249,106 shares were issued and outstanding as of December 31, 2008 and December 31, 2007, respectively.

          The Company entered into an agreement on January 10, 2008 with Sid Ganju, an employee, for the issuance of 100,000 shares of restricted common stock. The agreement calls for the shares to be issued over a two year period beginning July 10, 2008. The Company is recording compensation expense monthly over the life of the agreement. For the year ended December 31, 2008, compensation expense totaled $150,000.

          During the year ended December 31, 2008, 522,244 shares of common stock were issued. Stock was issued during the year ended December 31, 2008 as follows: 333,333 shares of stock valued at $200,000 were issued as part of the amended lease agreement with Data Sales, Inc. 20,000 shares of stock were issued as part of the restricted stock agreement with a member of the Company’s executive management team. 166,875 shares of stock valued at $69,413 were issued as payment for prior period professional services rendered. Additionally, 2,036 shares of stock valued at $12,000 were issued as part of a contractual agreement for professional services rendered.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. No shares of preferred stock were issued and outstanding as of December 31, 2008 and 2007, respectively.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

          The Company has issued common stock warrants with a warrant strike price ranging from $3.31 to $8.00 for each share of common stock and an average price of $5.28 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. 1,712,735 warrants were outstanding at December 31, 2008.

          As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

Number of Warrants	Exercise Price ($ / share)	Expiration Date

2,055	$3.31	1/19/2009
1,058	$3.31	1/30/2009
1,451	$3.31	2/2/2009
272	$3.31	2/10/2009
4,654	$3.31	3/23/2009
2,569	$3.31	4/17/2009
3,747	$3.31	5/31/2009
3,929	$3.31	6/30/2009
3,747	$3.31	7/20/2009
4,805	$3.31	8/3/2009
6,165	$3.31	8/31/2009
3,143	$3.31	10/19/2009
3,295	$3.31	1/17/2010
109,354	$3.81	1/31/2010
3,567	$3.31	4/16/2010
2,992	$3.31	6/5/2010
13,146	$3.81	6/7/2010
6,166	$3.31	6/22/2010
4,745	$3.31	7/19/2010
281,875	$6.70	8/9/2012
750,000	$4.00	2/4/2013
250,000	$6.00	2/4/2013
250,000	$8.00	2/4/2013

          As of December 31, 2007, a total of 473,675 warrants to purchase shares of our common stock were outstanding and exercisable. A total of 1,250,000 warrants were issued during the year ended December 31, 2008. Additionally, 10,940 shares expired during the year ended December 31, 2008. In the year ending December 31, 2008, no shares were exercised. The amount expensed in the year ending December 31, 2008 was $2,042,499 as compensation expense for the 1,250,000 warrants.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Compensation Committee at the direction of the Board of Directors.

          Activity for stock options for the fiscal years ended December 31, 2008 and 2007 is as follows:

	Number of Options	Range of Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2006	672,138	$0.00 - $2.48	$0.41
Granted	741,187	$0.00 - $8.16	$2.58
Exercised	(816)	$0.00	$0.00
Converted to Restricted Stock	(640,496)	$0.00	$0.00
Forfeited	(159,146)	$0.00 - $2.48	$2.45
Balance, December 31, 2007	612,867	$2.48 - $8.16	$3.07
Granted	1,322,143	$0.09 - $3.00	$0.66
Exercised	—	$0.00	$0.00
Converted to Restricted Stock	—	$0.00	$0.00
Forfeited	(69,729)	$2.48 - $8.16	$3.74
Balance, December 31, 2008	1,865,281	$2.48 - $5.00	$1.32

          As of December 31, 2007, 612,867 options are outstanding. As of January 1, 2007, 672,138 options were outstanding. For the year ended December 31, 2007, 741,187 options were granted, 159,146 were forfeited and 816 were exercised. Compensation expense recorded on stock options for the year ended December 31, 2007 totaled $1,606,893. During the three months ended September 30, 2007, all employee options, totaling 640,496 shares, at the $0.0007 strike price were converted to common stock shares. The range of strike price per outstanding option as of December 31, 2007, is $2.48 to $8.16 and the weighted average strike price is $3.07 per share.

          As of December 31, 2008, 1,865,281 options are outstanding. As of January 1, 2008, 612,867 options were outstanding. For the year ended December 31, 2008, 1,322,143 options

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were granted, 69,729 were forfeited and none were exercised. Compensation expense recorded on stock options for the year ended December 31, 2008 totaled $1,145,327. Compensation expense recorded on restricted stock options for the year ended December 31, 2008, totaled $150,000. The range of strike price per outstanding option as of December 31, 2008, is $0.09 to $5.00 and the weighted average strike price is $1.32 per share.

Note 10 - Subsequent Events

Loan Extension

          On March 27, 2009, KeyOn entered into an extension of the Loan, pursuant to which we obtained a one-hundred and twenty (120) day extension of the Loan until June 4, 2009 (the “Extension”). As consideration for the Extension, the Company agreed to pay renewal and documentation fees of $1,200.00. All other terms and conditions of the Loan remained the same.

Subordinated Secured Notes

          In March of 2009, the Company entered into an amendment with the existing Subordinated Secured Note Holders extending the maturity of the Notes until August 31, 2009. Also, in March of 2009, KeyOn issued $300,000 of subordinated secured notes to certain existing shareholders. The terms of these notes are still being negotiated between the holders and the Company’s independent members of the board of directors.

Termination of the Merger Agreement with Internet America, Inc.

          On November 14, 2008, KeyOn Communications Holdings, Inc., (“KeyOn” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Internet America, Inc. (“Internet America”), a Texas corporation and IA Acquisition, Inc. (“AcquisitionSub”), a Delaware corporation wholly owned by Internet America, pursuant to which AcquisitionSub was to be merged with and into KeyOn with KeyOn continuing as the surviving corporation wholly-owned by Internet America (the “Merger”).

          Pursuant to the Merger Agreement, the Company and its shareholders were to receive an aggregate of 16,155,906 shares of Internet America common stock in a stock-for-stock exchange for all outstanding shares of KeyOn common stock, which shares were to be registered pursuant to an S-4 Registration Statement. Upon completion of the Merger, KeyOn shareholders were to own 45%, and Internet America shareholders were to own 55%, of the aggregate number of outstanding shares of common and preferred stock of the Company.

          Effective February 19, 2009, KeyOn notified Internet America and AcquisitionSub that it was terminating the Merger Agreement as a result of certain material breaches to the Merger Agreement by Internet America. KeyOn believes that there are now termination fees due and owing to KeyOn as a result of these breaches. In response, by letter dated February

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19, 2009, Internet America has disputed our right to termination of the Merger Agreement, and has alleged certain breaches by KeyOn of the Merger Agreement and as a result of these alleged breaches by KeyOn, Internet America has demanded payment of termination fees from KeyOn. Despite the receipt of this demand, we believe that KeyOn will prevail in this matter and intend to contest any claims that may be brought by Internet America. Additionally, we believe that the Merger Agreement was terminated by its terms as it was not consummated by February 28, 2009.

Restructured payment schedule with a secured lender

          On or about March 13, 2009, KeyOn entered into an amendment with one of our secured lenders to restructure certain payments under a Master Lease Agreement. The amendment reduced the dollar amount of monthly payments and extended the maturity of all schedules in the aggregate under the Master Lease Agreement for twenty-four month term.