Form 10-Q
period 2009-03-31
KeyOn Communications Holdings Inc.
filed 2009-05-15
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-136487

KEYON COMMUNICATIONS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3130469

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11742 Stonegate Circle Omaha, Nebraska 68164	68164

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒

As of May 15, 2009, 11,680,154 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE MONTHS ENDED MARCH 31, 2009

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$47,590	$28,032
Accounts receivable, net of allowance for doubtful accounts	183,031	129,592
Inventories	165,731	172,434
Prepaid expenses and other current assets	82,219	74,198

Total current assets	478,571	404,256

PROPERTY AND EQUIPMENT - Net	2,803,302	3,292,245

OTHER ASSETS
Goodwill	1,641,138	1,641,138
Subscriber base -net	462,232	562,743
Trademarks	16,667	16,667
Refundable deposits	66,827	66,827
Debt issuance costs - net	160,572	189,638

Total other assets	2,347,436	2,477,013

TOTAL ASSETS	$5,629,309	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,571,208	$2,522,884
Accounts payable and accrued expenses - related parties	70,064	43,139
Cash overdraft	117,360	120,553
Revolving line of credit - related party	100,050	100,000
Term loan payable - related party	4,500,000	4,500,000
Current portion of notes payable - related parties	670,105	567,011
Current portion of notes payable	783,794	648,610
Current portion of deferred rent liability	59,608	58,945
Current portion of capital lease obligations	520,789	596,411
Deferred revenue	337,825	310,689

Total current liabilities	9,730,803	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	126,595	141,463
Notes payable, less current maturities	28,611	36,867
Capital lease obligations, less current maturities	905,844	854,390

Total long term liabilities	1,061,050	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at March 31, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008;	8,829	8,771
8,828,837 shares issued and outstanding at March 31, 2009; Common stock payable for exercised options	—	14,372
Additional paid-in capital	16,912,072	17,358,431
Accumulated deficit	(22,083,445)	(21,709,022)

Total stockholders’ (deficit)	(5,162,544)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,629,309	$6,173,514

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

REVENUES:
Service and installation revenue	$1,831,991	$1,980,958
Support and other revenue	34,181	65,073

Total revenues	1,866,172	2,046,031

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	224,415	2,130,074
Depreciation and amortization	639,457	710,380
Network operating costs	708,186	743,398
Other general and administrative expense	308,385	366,183
Installation expense	47,353	121,886
Professional fees	37,093	188,837
Marketing and advertising	15,353	164,334
Cost of DISH inventory	—	16,805

Total operating costs and expenses	1,980,242	4,441,897

LOSS FROM OPERATIONS	(114,070)	(2,395,866)

OTHER INCOME (EXPENSE):
Interest income	1	585
Interest expense	(260,354)	(176,352)

Total other income (expense)	(260,353)	(175,767)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(374,423)	$(2,571,633)

Net loss per common share—basic and diluted	$(0.04)	$(0.31)

Weighted average common shares outstanding—basic and diluted	8,828,837	8,249,785

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATIONS:
Net loss	$(374,423)	$(2,571,633)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	538,946	609,869
Amortization expense on subscriber base	100,511	100,511
Stock based compensation expense	(460,673)	1,122,386
Warrant interest expense	36,798	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(53,439)	(50,705)
Inventory	6,703	(19,024)
Prepaid expenses and other current assets	(8,021)	(16,155)
Refundable deposits	—	(34)
Other assets	(7,732)	4,869
Accounts payable and accrued expenses	48,324	284,538
Accounts payable and accrued expenses - related party	26,925	—
Payment on cash overdraft	(3,193)	(271,854)
Deferred rent liability	(14,205)	(14,251)
Deferred revenue	27,136	24,159

Net cash flows from operations	(136,343)	(797,324)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	—	(10,635)
Proceeds on disposal of equipment	791	—

Net cash flows from investing activities	791	(10,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term note payable - related parties	—	874,937
Proceeds from revolving line of credit - related parties	50	—
Payments on notes payable	(27,711)	(6,865)
Proceeds from notes payable	154,639	—
Payments on capital lease obligations	(74,962)	(259,481)
Proceeds from notes payable - related party	103,094	—

Net cash flows from financing activities	155,110	608,591

NET INCREASE/ (DECREASE) IN CASH	19,558	(199,368)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$47,590	$117,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Warrant interest expense	$36,798	$—

Stock issued for Common Stock Payable	$14,342	$—

Stock based compensation	$(460,673)	$1,122,386

Capital lease obligations for property and equipment	$50,794	$391,165

Cash payments for:
Interest	$234,241	$264,237

Tax	$—	$—

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with no operating business (the “Merger”). In connection with the merger, 900,001 shares of Grant remained outstanding and all other outstanding shares of Grant were cancelled. Also, in connection with the merger, Grant issued 6,650,069 shares of its common stock for all outstanding common stock of KeyOn. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split-off from Grant, leaving KeyOn’s business as the surviving operations of Grant. As a result of the transaction, the former owners of KeyOn became the controlling stockholders of Grant and Grant changed its name to KeyOn Communications Holdings, Inc., (“KeyOn” or “the Company”). Accordingly, the merger of KeyOn and Grant is a reverse merger. Effective on August 9, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of KeyOn Communications Holdings, Inc.

          KeyOn Communications, Inc., (KeyOn Inc.) was incorporated on December 16, 2004, under the laws of the State of Nevada. The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven (11) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has eight wholly-owned organizations (in combination referred to as the “related entities”): KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008 not misleading. The unaudited condensed consolidated financial statements for the three period ended March 31, 2009, and March 31, 2008 should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as contained in the Form 10K filed on April 15, 2009.

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

          Revenue Recognition

          The Company prepares its financial statements on the accrual method of accounting. Under this basis, income is recognized when earned, and expenses are generally recognized when incurred. The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of annual or two year contracts and are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at time of installation. For the satellite video business, in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $151,316 and $158,019 as of March 31, 2009 and December 31, 2008, respectively. The Company also began to carry inventory in 2007 in support of its launch as a retailer of satellite video service from DISH. The value of this inventory was $14,415 as of both March 31, 2009 and December 31, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense

          Acquisition Costs and Intangible Assets

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

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $337,825 and $310,689 at March 31, 2009 and December 31, 2008, respectively.

          Reclassifications

          Certain reclassifications have been made to the 2009 financial statement amounts to conform to the 2008 financial presentation.

          Income Taxes

          The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the three months ended March 31, 2009.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008. For the three months ended March 31, 2009, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of negative $460,673 (see Note 8) for the three month period ended March 31, 2009, respectively, compared to $1,122,386 for the same period in 2008.

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

          Management has taken the following steps to strengthen the financial condition of the Company. Certain of these initiatives are described below:

Operations

          During 2008 and continuing through the first quarter of 2009, the Company materially reduced its headcount from March 31, 2008 to April 15, 2009. In addition, the Company modified work schedules across the organization and continued to narrow its marketing efforts in the second half of fiscal year 2008, choosing to focus its efforts on its existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but reduced expenses in this area. The Company also increased its charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, the Company executed a second restructuring with an existing lease financing company. The effect of this restructuring served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $981,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. The Company is currently engaged in negotiations with Sun West Bank for an additional extension or other restructuring. Finally, as of May 15, 2009, the Company raised $309,278 of senior subordinated secured notes, which includes the $51,546 described in Subsequent Events, from existing shareholders, one of whom is an affiliate of the Company, the terms of which were disclosed on Form 8-K on May 12, 2009

          In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. Management is in the process of raising additional outside capital from institutions or other third parties while realizing additional cash flow from the restructurings commenced in the fourth quarter of 2008.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In June 2001, the FASB issued Financial Accounting Standards (“FAS”) 141, Business Combinations, which was established to (1) better reflect investments made in acquired companies, and (2) to provide additional information regarding acquired intangible assets. FAS 141 mandates that all assets acquired and liabilities assumed are valued at their fair value. FAS 141 was revised in December 2007, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This revision represents a major departure from the historical cost accounting that many companies use currently. The adoption of FAS 141 did not have a material impact on the Company’s financial position, results of operation or cash flows for the three months ended March 31, 2009.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operation or cash flows for the three months ended March 31, 2009..

          In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. SAB 110 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows for the three months ended March 31, 2009.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          In March 2008, FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on its consolidated financial position, results of operations or cash flows for the three months ended March 31, 2009.

          In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

          In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating FSP FAS 157-4 to determine its impact on its future consolidated financial position, results of operations, or cash flows.

Note 3 – Equipment

          Equipment at March 31, 2009 and December 31, 2008, consisted of the following:

	3/31/2009	12/31/2008

Subscriber equipment	$6,132,590	$6,051,100
Fixed wireless tower site equipment	2,625,533	2,656,229
Software and consulting costs	611,649	611,649
Computer and office equipment	418,030	418,030
Vehicles	237,588	241,106
Leasehold improvements	312,100	312,100

	10,337,490	10,290,214
Less: accumulated depreciation	(7,534,188)	(6,997,969)

Fixed assets - net	$2,803,302	$3,292,245

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Depreciation expense for the three months ended March 31, 2009 and 2008 was $538,946 and $609,869 respectively.

Note 4 – Intangible Assets

          Intangible assets at March 31, 2009 and December 31, 2008, consisted of the following:

	3/31/2009	12/31/2008

Goodwill	$1,641,138	$1,641,138
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	2,948,692	2,948,692
Less: accumulated amortization	(828,655)	(728,144)

Intangible assets - net	$2,120,037	$2,220,548

          Amortization expense for the three months ended March 31, 2009 and 2008 was $100,511 in both periods.

               Estimated amortization expense for the remainder of 2009 and future fiscal years is as follows:

2009	301,533
2010	109,493
2011	21,189
2012	21,189
2013	8,828
Thereafter	—

$462,232

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Promissory Note”). The Promissory Note matured on February 8, 2009. On March 27, 2009, KeyOn entered into an extension of the Promissory Note, pursuant to which the Company obtained a one-hundred and twenty (120) day extension of the Loan until June 4, 2009 (the “Extension”). As consideration for the Extension, the Company agreed to pay renewal and documentation fees of $1,200. All other terms and conditions of the Loan remained the same. The interest rate was 7.25% as of March 31, 2009. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          The Company holds a line of credit loan for $100,050 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,050 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of March 31, 2009 was 7.75%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          As of March 31, 2009, the Company had total subordinated secured notes outstanding of $1,239,609. The original subordinated secured notes in the aggregate amount of $981,877 outstanding (“Sub Notes”) were issued in August, 2008. The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain of its senior management and their affiliates to fund working capital obligations. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature on January 29, 2009 or a change of control, among other things. These Sub Notes have been amended and now mature on August 31, 2009.

          A new set of senior secured subordinated notes were issued beginning in March 2009 (“New Sub Notes”). An aggregate amount of $257,732 was issued to certain of its present investors and an affiliate of the Company to fund working capital obligations. These New Sub Notes bear interest at 17% per annum (compounded monthly) and mature on September 30, 2009. The terms of these New Sub Notes were not approved until May 2009 and subsequently disclosed on Form 8-K on May 12, 2009.

          At March 31, 2009, the following Company officers and directors held the principal amount of subordinated secured notes as related parties: Jerome Snyder - $206,187; Jonathan Snyder - $335,052 and Jason Lazar - $128,866.

          The Company had the following notes payable at March 31, 2009 and December 31, 2008:

Notes payable	3/31/2009	12/31/2008

A series of 17.0% subordinated secured notes payable maturing on August 31, 2009	$414,866	$414,866
A series of 17.0% subordinated secured notes payable maturing on September 30, 2009 with a conversion to equity option for the holder	154,638	—
One 5.0% notes payable matured from October 9, 2008, with interest payable at maturity.	20,000	20,000
Two unsecured, non-interest bearing notes payable to two separate entities maturing from June 2009 to November 2009 resulting from the conversion of accounts payable.	41,118	61,223
Note and loan payable for professional services non-interest bearing	121,737	121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	45,828	50,845
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	14,218	16,806

	812,405	685,477
Less current portion	(783,794)	(648,610)

Long term portion	$28,611	$36,867

          Future minimum payments on the notes payable (including notes payable – related parties), which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2009:

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2009	$1,445,990
2010	28,678
2011	7,842
2012	—

$1,482,510

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company drew down $50,794 in the three months ended March 31, 2009. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with another one of the Company’s secured lenders (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender agreed to suspend certain rental payments due and owing by the Company during the first quarter of 2009. The Lender also agreed to extend and restructure the payments due and owing under the Master Lease. We began making reduced payments for the first of 24 scheduled monthly payments in April 2009.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,539,853 as of March 31, 2009.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2009:

2009	$603,158
2010	809,727
2011	504,849
2012	—

Total mimimum lease payments	1,917,734
Less amounts representing interest	(491,101)

1,426,633

Less current portion	(520,789)

Long term capital lease obligations	$905,844

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at March 31, 2009:

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2009	$954,111
2010	716,483
2011	536,196
2012	260,450
2013	106,377
Thereafter	17,168

Total	$2,590,784

          The total rental expense included in operating expenses for operating leases included above is $351,031 and $298,729 for the three months ended March 31, 2009 and 2008, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers, directors and their affiliates. Transactions with related parties as of March 31, 2009 and December 31, 2008 are the following:

	3/31/2009	12/31/2008

Term loan payable - related party (see also Note 5)	$4,500,000	$4,500,000
Current portion of notes payable - related parties (see also Note 5)	670,105	567,011
Accounts payable and accrued expenses - related parties	70,064	43,139
Revolving line of credit - related party (see also Note 5)	100,050	100,000

	$5,340,219	$5,210,150

Note 8 - Capital Stock, Stock Based Compensation, and Warrants

          On December 31, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expenses related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a straight line vesting basis over the vesting period of the award.

Common Shareholders’ Equity

          On August 9, 2007, KeyOn Inc. became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc., a holding company with no operating business (the “Merger”). Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn Inc., and KeyOn Inc., as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split off from Grant leaving KeyOn’s business as the surviving operations of Grant. After accounting for the Merger and the equity financing, KeyOn had 8,101,770 shares outstanding. KeyOn later changed the name of Grant to KeyOn Communications Holdings, Inc. (“KeyOn” or “the Company”) and KeyOn Inc. and its subsidiaries became wholly owned subsidiaries of KeyOn. KeyOn’s shares are listed on the OTC Bulletin Board under the symbol “KEYO”.

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. 8,828,837 and 8,771,350 shares were issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          During the three month period ended March 31, 2009, 57,487 shares of common stock were issued. These shares of stock were options exercised by a director and shown as a stock payable totaling $14,372 as of December 31, 2008.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of March 31, 2009, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 1,703,245 common stock warrants outstanding and exercisable as of March 31, 2009 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $5.29 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. No warrants were issued in during the three months ended March 31, 2009. No warrants were exercised during the three months ended March 31, 2009. During the three months ended March 31, 2009, 9,490 warrants were forfeited due to expiration. During the three months ended March 31, 2009, the amount expensed to interest expense for the amortization of the debt issuance costs was $36,798.

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

          As of December 31, 2008, 1,865,281 options were outstanding. During the three months ended March 31, 2009, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the three months ended March 31, 2009, 190,000 options were forfeited. In the three month period ending March 31, 2009, 57,487 options were exercised. As of March 31, 2009, 1,617,794 options were outstanding.

          Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.18 per share.

Note 9 – Subsequent Events

          The Company raised an additional $51,546 through the issuance of additional New Sub Notes to accredited investors as of May 15, 2009.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          On May 11, 2009, by unanimous action by written consent of the Board of Directors of the Company, the Company amended Article 3, Section 3.1 of its bylaws to reduce the number of directors from seven to two (the “Amendment”) as disclosed on Form 8-K on May 12, 2009. Concurrent with and in furtherance of the adoption of the Amendment, the following members of the Board of Directors tendered their resignation: Jerome Snyder, Mark Baker, Jeffrey Rice, Curt Anderson and Jason Horowitz.

          The Company’s existing Board compensation plan provides equity compensation in the form of stock options to the non-executive members of the Board in exchange for their service. In light of the Company’s low price per share, the Black-Scholes calculation used to determine their compensation on a quarterly basis, results in a disproportionate number of options granted to Board relative to the number of outstanding shares and as a result is overly dilutive to the Company’s existing equity holders for an indeterminate period of time.

          The resigning directors expressed a desire to join a newly created, non-compensated Board of Advisors so that they continue to support the Company going forward.

          Pursuant to its bylaws, the Company reserves the right to further amend the bylaws and expand the number of directors to the extent the compensation offered to those directors is not disproportionate to the number of shares outstanding.

          On May 11, 2009, the Company entered into a consulting agreement with Liviakis Financial Services, Inc., (“LFS”) pursuant to which LFS agreed to provide certain investor relations services on behalf of the Company until May 10, 2010, unless earlier terminated (the “Consulting Agreement”). In exchange for entering into this agreement, the Company agreed to issue shares 2,120,000 shares of the Company’s Common Stock to LFS and its designees as the sole consideration for the Consulting Agreement. The market value per share of the Liviakis Shares as of such date was $0.05 per share and as a result valued the services to be provided at $106,000.

          On May 14, 2009, the Company entered into a subscription agreement whereby the Company agreed to issue 731,317 shares of its common stock at a price per share of $0.19, for an aggregate purchase price of $138,950.23 as disclosed on Form 8-K on May 15, 2009.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. As of March 31, 2009, the Company had over 15,200 subscribers and operated networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. Our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas.

          The Company has grown through the consolidation of similar companies throughout its target markets as well as continued organic growth. To date, the Company has completed and successfully integrated four acquisitions adjacent to the Company’s existing network footprint. KeyOn’s acquisition strategy allows the Company to rapidly grow its subscriber base while expanding its earnings through operating expense reductions and extraction of synergies achieved in integration.

          As the capital market environment became increasingly difficult beginning in fiscal year 2008, the Company explored strategic alternatives and sought additional financing. This direction resulted in the Company executing an agreement and plan of merger with a similarly situated provider of wireless broadband services on November 14, 2008 (the “Merger Agreement”). The Company was optimistic that this merger would result in greater scale and operational efficiencies than the Company could generate as a stand-alone entity, especially against the backdrop of challenging financial markets. However, prior to its consummation, the Company terminated the Merger Agreement effective on February 19, 2009 as a result of material breaches on the part of our merger partner as fully disclosed in Form 8-K dated February 24, 2009. The failure to complete the merger caused the Company to seek other sources of capital to fund operations, including the issuance of subordinated secured promissory notes. The Company also implemented other methods to reduce ongoing monthly cash requirements such as renegotiating existing secured lease financing agreements and other obligations further described below in Liquidity and Capital Reserves. As a result of these efforts, during the first quarter of 2009, the Company reported a second full quarter of positive operating cash flow.

          The Company has been able to generate positive operating cash flow while continuing to seek additional financing. In light of the Company’s stronger operating performance and the opportunity for financing to accelerate the deployment of broadband in rural and underserved areas pursuant to specific portions of the 2009 American Recovery and Reinvestment Act, management believes it will be successful in raising additional capital to fund continued operations, acquisitions and stimulus efforts. If the Company is unable to raise capital as required, its business operations may be adversely affected.

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

          Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense, cost of DISH inventory, depreciation and general and administrative expenses. Payroll expenses consist of personnel costs, including salaries, benefits, employer taxes, stock based compensation and bonuses across our functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff.

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

Results of Operations

Three-Month Period Ended March 31, 2009 as Compared to the Three-Month Period Ended March 31, 2008

          Revenues. During the three-month period ended March 31, 2009, we recognized revenues of $1,866,172, as compared to revenues of $2,046,031 during the three-month period ended March 31, 2008, representing a decrease of approximately 8.8%. This decrease is consistent with our cost restructuring plan which focused on maintaining our current subscriber base while reducing overall marketing and advertising costs. While customer disconnects have remained stable, not spending marketing dollars to acquire new subscribers resulted in a decline in our customer base.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $1,980,242 for the three-month period ended March 31, 2009, as compared to $4,441,897 for the three-month period ended March 31, 2008, representing a decrease of approximately 55.4%. A majority of this decrease, 64.3%, was due to a credit of $460,673 for non-cash stock-based compensation expenses during the three-month period ended March 31, 2009, as compared to an expense of $1,122,386 incurred in the three-month period ended March 31, 2008. Another contributing factor was the reduction in salaries and benefits due to our focused cost reduction initiatives, accounting for 13.1% of the decrease. Finally, our new customer acquisition costs such as marketing and installation costs were down over this three month period, accounting for 9.1% of the decrease. The remaining decrease in operating expenses, or 13.5%, was the reduction of professional fees and other general administrative costs. Removing the non-cash stock compensation expenses, normalized operating expenses would have been $2,440,915 for the three-month period ended March 31, 2009 as compared to $3,319,511 for the three-month period ended March 31, 2008, representing a decrease of 26.5% in operating expenses. Our actual operating loss margin improved by 111 percentage points from a total operating loss of $114,070 for the three-month period ended March 31, 2009 as compared to a loss of $2,395,866 for the three-month period ended March 31, 2008. By removing non-cash stock compensation expenses of $460,673 credit and $1,122,386, respectively, our normalized operating loss margin improved by 31 percentage points from a total normalized operating loss $574,743 for the three-month period ended March 31, 2009 as compared to an operating loss of $1,273,480 for the three-month period ended March 31, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $224,415 for the three-month period ended March 31, 2009, as compared to $2,130,074 for the three-month period ended March 31, 2008, representing a decrease of approximately 89.5%. A majority of this decrease, 83.1%, was due to the non-cash stock compensation reversal recorded for the three-month period ended March 31, 2009 as compared to the three month period ended March 31, 2008. The remaining portion of the decrease, 16.9%, was due to our efforts to improve our internal processes which resulted in our ability to significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $639,457 for the three-month period ended March 31, 2009, as compared to $710,380 for the three-month period ended March 31, 2008, representing an increase of approximately 10.0%. This decrease was primarily due to limited new equipment purchases resulting from fewer sales.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $708,186 for the three-month period ended March 31, 2009, as compared

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to $743,398 for the three-month period ended March 31, 2008, representing a decrease of approximately 4.7%. The decrease was primarily due to our efforts to reduce costs by improving our tower equipment maintenance process which resulted in lower tower service repairs and replacement parts and rationalizing certain unnecessary and underperforming transmission sites.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $308,385 for the three-month period ended March 31, 2009, as compared to $366,183 for the three-month period ended March 31, 2008, representing a decrease of approximately 15.8%.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to installations, totaled $47,353 for the three-month period ended March 31, 2009, as compared to $121,886 for the three-month period ended March 31, 2008, representing a decrease of approximately 61.1%. Installation volumes decreased by 64.3%, accounting for 105.2% of the decline, for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. As part of our cost restructuring plan, the decrease in spending on marketing and advertising expenses to acquire new subscribers resulted in fewer installations and therefore lower installation expenses. Installations supply expense and automobile repairs increased slightly offsetting the decrease in installation volume over this period.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $37,093 for the three-month period ended March 31, 2009, as compared to $188,837 for the three-month period ended March 31, 2008, representing a decrease of approximately 80.4%. Accounting fees account for 35.8% of the decrease, legal fees account for 33.2% of the decrease, consulting and advisory fees account for 27.4% of the decrease, and other fees account for 3.6% of the decrease for the three-month period ended March 31, 2009, as compared the three-month period ended March 31, 2008. During the three month period ended March 31, 2008, we incurred professional fees in support of our external fund raising initiatives. During the three month period ended March 31, 2009, we incurred professional fees primarily associated with our costs of being a public company.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $15,353 for the three-month period ended March 31, 2009, as compared to $164,334 for the three-month period ended March 31, 2008, representing a decrease of approximately 90.7%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the three month period ended March 31, 2009 as compared to the more broad-based marketing plan we employed during the three month period ended March 31, 2008. As part of our cost restructuring plan, the Company has intentionally decreased its marketing expenses to preserve working capital.

          Cost of DISH Inventory. No expense for the cost of DISH inventory was recognized for the three month period ended March 31, 2009 as compared to $16,805 for the three month period ended March 31, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. As a result of our focus on our existing customers, we did not complete any DISH installations during the three month period ended March 31, 2009.

          Other Income and Expense. We incurred other income and expense of $260,353 for the three-month period ended March 31, 2009, as compared to $175,767 for the three-month period ended March 31, 2008, representing an increase of 48.1%. The primary reason for the increase, 48.1%, resulted from the interest expense on our subordinated secured notes that were outstanding during the three month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. The interest resulting from the subordinated secured notes during this period was a non-cash item and is accrued pursuant to their terms. The amortization expense on our debt financing costs recorded as interest expense accounted for 44.0% of the increase. Finally, 7.9% of the increase was attributable to lease interest and offset by slight decreases in our loan interest expense due to a decrease in interest rates over the period.

          Net Loss. We had a net loss of $374,423 for the three-month period ended March 31, 2009, as compared to a net loss of $2,571,633 for the three-month period ended March 31, 2008, representing an 85.4% reduction in the

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

net loss. The major contributing factor of the improved net loss was the credit of $460,673 of non-cash stock-based compensation expenses for the three month period ended March 31, 2009 as compared to an expense of $1,122,386 for the three month period ended March 31, 2008, which accounted for 72.0% of the reduction. Another contributing factor, accounting for 14.7% of the reduction in the net loss, was the initiative to reduce headcount across the company. The remaining reduction, or 13.3%, was the result of focused cost savings initiatives in marketing, installation, general and administrative costs and network operating costs. The decrease in these operating costs was partially offset by the increase in our interest expense increase for the three month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. Normalized net loss without the non-cash compensation expenses would have been $835,096 for the three-month period ended March 31, 2009 as compared to $1,449,247 for the three-month period ended March 31, 2008, representing a reduction of 42.4%. This improvement was the result of our cost reduction initiatives, as well as the elimination of professional fee expenses incurred during the three month period ended March 31, 2008 in support of our external fund raising initiatives. Our net loss margin improved by 106 percentage points from a net loss of $374,423 for the three-month period ended March 31, 2009 as compared to a net loss of $2,571,633 for the three-month period ended March 31, 2008. After removing the non-cash compensation expenses of ($460,673) in the period ending March 31, 2009 and $1,122,386, in the period ending March 31, 2008, our normalized net loss margin improved by 26 percentage points from a total normalized net loss $835,096 for the three-month period ended March 31,2009 as compared to a net loss of $1,449,247 for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

General

          As of March 31, 2009 and March 31, 2008, we had cash of $47,590 and $117,631, respectively. Although the Company’s liquidity is constrained, management believes that its ability to generate positive operating cash flow, recent restructuring with secured creditors, and the opportunity for additional financing afforded by the broadband portions of the 2009 American Recovery and Reinvestment Act will result in increased liquidity.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $136,343 for the three-month period ended March 31, 2009, as compared to net cash used from operating activities of $797,324 for the three-month period ended March 31, 2008. The change in cash used in operating activities is primarily attributed to a concentrated effort to reduce our operating expenses across all categories. Operating expenses decreased $807,672 from the three month period ended March 31, 2000 as compared to the three month period ended March 31, 2008. This decrease was partially offset by the increase in other expenses of $84,677.

          Net Cash Used in Investing Activities. Net cash proceeds from investing activities totaled $791 for the three-month period ended March 31, 2009, as compared to net cash used in investing activities of $10,635 for limited purchases of tower and customer premise equipment for the three-month period ended March 31, 2008.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $155,110 for the three-month period ended March 31, 2009, as compared to $608,591 for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan. The company drew down $874,937 of the remaining amount on the loan balance for use in operations during the three month period ended March 31, 2008. During the three-month period ended March 31, 2009, the company issued senior subordinated secured note agreements, the terms of which were later approved by the independent members of the board of directors, with the proceeds totaling $257,733.

          Working Capital. As of March 31, 2009, we had negative working capital of $9,252,232. This amount includes $4,500,000 of term debt, $1,309,673 for all of the secured subordinated notes and related accrued interest payable, $520,789 for capital leases, and $337,825 for deferred revenue.

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

Operations

          During 2008 and continuing through the first quarter of 2009, the Company sought to become more efficient operationally, the results of which allowed KeyOn to reduce headcount and other related expenses. Management reduced its headcount from 65 full-time employees on March 31, 2008 to only 46 full-time employees as of May 15, 2009. In addition, we modified work schedules across the organization and continued to narrow marketing efforts in the second half of fiscal year 2008, choosing to focus our efforts on our existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but significantly reduced expenses in this area. In light of fewer gross additions, customer installation expenses and capital expenditures for customers premise equipment were reduced as well as the need to procure additional lease financing debt. We also increased our charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions.

          As a result of these initiatives, in the first quarter of 2009, KeyOn reported a second consecutive quarter of positive operating cash flow.

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, we executed a restructuring with an existing lease financing company. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $981,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4,500,000 senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. The Company is currently engaged in negotiations with Sun West Bank for an additional extension or other restructuring. Finally, as of May 15, 2009, the Company had raised $309,278 of senior subordinated secured notes from existing shareholders, the terms of which were disclosed on Form 8-K on May 12, 2009.

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

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2009), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2009.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: May 15, 2009	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

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