Form 10-Q
period 2009-06-30
KeyOn Communications Holdings Inc.
filed 2009-08-19
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number: 001-33842

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 18, 2009, 14,540,989 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

1

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$23,333	$28,032
Accounts receivable, net of allowance for doubtful accounts	189,909	129,592
Inventories	143,381	172,434
Prepaid expenses and other current assets	113,640	74,198

Total current assets	470,263	404,256

PROPERTY AND EQUIPMENT - Net	2,337,699	3,292,245

OTHER ASSETS
Goodwill	1,641,138	1,641,138
Subscriber base - net	361,721	562,743
Trademarks	16,667	16,667
Refundable deposits	67,818	66,827
Debt issuance costs - net	179,712	189,638

Total other assets	2,267,056	2,477,013

TOTAL ASSETS	$5,075,018	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,681,285	$2,522,884
Accounts payable and accrued expenses - related parties	100,395	43,139
Cash overdraft	54,330	120,553
Revolving line of credit - related party	100,050	100,000
Term loan payable - related party	—	4,500,000
Current portion of notes payable - related parties	667,012	567,011
Current portion of notes payable	1,045,694	648,610
Current portion of deferred rent liability	60,249	58,945
Current portion of capital lease obligations	559,465	596,411
Deferred revenue	324,910	310,689

Total current liabilities	5,593,390	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	111,094	141,463
Term loan payable - related party	4,050,000	—
Notes payable, less current maturities	20,295	36,867
Capital lease obligations, less current maturities	793,350	854,390

Total long term liabilities	4,974,739	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at June 30, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 12,930,154 shares issued and outstanding at June 30, 2009	12,930	8,771
Common stock payable for exercised options	—	14,372
Additional paid-in capital	17,704,237	17,358,431
Accumulated deficit	(23,210,278)	(21,709,022)

Total stockholders’ (deficit)	(5,493,111)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,075,018	$6,173,514

See notes to condensed consolidated financial statements.

2

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Service and installation revenue	$1,728,838	$1,951,059	$3,560,829	$3,932,017
Support and other revenue	55,494	35,229	89,675	100,302

Total revenues	1,784,332	1,986,288	3,650,504	4,032,319

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	703,606	2,476,354	928,021	4,606,428
Depreciation and amortization	617,500	688,934	1,256,957	1,404,183
Network operating costs	754,541	726,876	1,462,727	1,470,274
Other general and administrative expense	258,333	310,697	566,718	676,880
Installation expense	32,613	121,535	79,966	243,421
Professional fees	188,180	56,304	225,273	245,141
Marketing and advertising	5,825	136,746	21,178	301,080
Cost of DISH inventory	—	14,308	—	31,113

Total operating costs and expenses	2,560,598	4,531,754	4,540,840	8,978,520

LOSS FROM OPERATIONS	(776,266)	(2,545,466)	(890,336)	(4,946,201)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	—	4,869	—	4,869
Interest income	1	97	1	682
Interest expense	(350,568)	(191,654)	(610,921)	(363,137)

Total other income (expense)	(350,567)	(186,688)	(610,920)	(357,586)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,126,833)	$(2,732,154)	$(1,501,256)	$(5,303,787)

Net loss per common share—basic and diluted	$(0.11)	$(0.33)	$(0.16)	$(0.64)

Weighted average common shares outstanding—basic and diluted	10,292,397	8,251,142	9,563,390	8,250,463

See notes to condensed consolidated financial statements

3

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATIONS:
Net loss	$(1,501,256)	$(5,303,787)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,055,935	1,203,161
Amortization expense on subscriber base	201,022	201,022
Stock based compensation expense	(418,024)	2,560,832
Amortization of debt issuance costs	156,424	—
Common stock exchanged for professional services	106,800	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(60,317)	(54,503)
Inventories	29,053	64,872
Prepaid expenses and other current assets	(39,442)	8,495
Refundable deposits	(991)	(1,134)
Other assets	—	7,379
Accounts payable and accrued expenses	158,401	148,301
Accounts payable and accrued expenses - related party	57,256	—
Payment on cash overdraft	(66,223)	(81,344)
Deferred rent liability	(29,065)	(28,485)
Deferred revenue	14,221	(2,899)

Net cash flows from operations	(336,206)	(1,278,090)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(26,988)	(86,739)
Proceeds on disposal of equipment	791	—

Net cash flows from investing activities	(26,197)	(86,739)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to debt issuance costs	(40,500)	—
Proceeds from term note payable - related parties	4,050,000	1,500,000
Payments on term note payable - related parties	(4,500,000)	—
Proceeds from revolving line of credit - related parties	50	—
Payments on notes payable	(219,479)	(18,570)
Proceeds from notes payable	600,000	118,337
Proceeds from subscription sales	540,819	—
Payments on capital lease obligations	(173,187)	(530,388)
Proceeds from notes payable - related party	100,001	—

Net cash flows from financing activities	357,704	1,069,379

NET INCREASE/ (DECREASE) IN CASH	(4,699)	(295,450)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$23,333	$21,549

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES:

Warrants granted for debt issuance costs	$105,998	$—

Common Stock Payable	$—	$14,372

Capital lease obligations for property and equipment	$75,201	$391,165

Stock issued for common stock payable	$14,372	$—

Cash payments for:
Interest	$526,780	$264,237

Tax	$—	$—

See notes to condensed consolidated financial statements.

4

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc. (“KeyOn” or “the Company”) became a publicly-traded company by virtue of a merger with a publicly-traded company, Grant Enterprises, Inc. (“Grant”), a holding company with no operating business (the “Merger”). In connection with the merger, 900,001 shares of Grant remained outstanding and all other outstanding shares of Grant were cancelled. Also, in connection with the merger, Grant issued 6,650,069 shares of its common stock for all outstanding common stock of KeyOn. Upon closing of the Merger transaction, a wholly owned subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. All pre-merger assets and liabilities of Grant were split-off from Grant, leaving KeyOn’s business as the surviving operations of Grant. As a result of the transaction, the former owners of KeyOn became the controlling stockholders of Grant and Grant changed its name to KeyOn Communications Holdings, Inc. Accordingly, the merger of KeyOn and Grant is a reverse merger. Effective on August 9, 2007, and for all reporting periods thereafter, the Company’s operating activities, including any prior comparative period, will include only those of KeyOn Communications Holdings, Inc.

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008 not misleading. The unaudited condensed consolidated financial statements for the three month and six month period ended June 30, 2009, and June 30, 2008 should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as contained in the Form 10K filed on April 15, 2009.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $128,966 and $158,019 as of June 30, 2009 and December 31, 2008, respectively. The Company also began to carry inventory in 2007 in support of its launch as a retailer of satellite video service from DISH. The value of this inventory was $14,415 as of June 30, 2009 and December 31, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense

          Acquisition Costs and Intangible Assets

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

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $324,910 and $310,689 at June 30, 2009 and December 31, 2008, respectively.

          Reclassifications

          Certain reclassifications have been made to the 2009 financial statement amounts to conform to the 2008 financial presentation.

          Income Taxes

          The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company recorded a full valuation loss for the net loss incurred for the six months ended June 30, 2009.

          In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recorded as an adjustment to the beginning balance of retained earnings; and, therefore, is effective for the Company in the first quarter of fiscal 2008. For the six months ended June 30, 2009, there were no implications on the Company’s consolidated financial position, results of operations or cash flows.

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of negative $418,024 (see Note 8) for the six month period ended June 30, 2009, compared to $2,560,832 for the same period in 2008.

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

          Management has taken the following steps to strengthen the financial condition of the Company. Certain of these initiatives are described below:

Operations

          During 2008 and continuing through the first quarter of 2009, the Company materially reduced its headcount from March 31, 2008 to April 15, 2009. In addition, the Company modified work schedules across the organization and continued to narrow its marketing efforts in the second half of fiscal year 2008, choosing to focus its efforts on its existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but reduced expenses in this area. The Company also increased its charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions. These changes were sustained during the second quarter of 2009.

Restructuring and Equity Raise

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. The Company has successfully reduced its current liabilities, specifically accounts payable and as a result, preserved working capital through settlement and other agreements. In the fourth quarter of 2008, we received $43,505 of forgiveness, in the second quarter of 2009 we received an additional $48,682 of forgiveness and additional forgiveness will be obtained as we continue to perform under these settlement and other agreements. In March of 2009, the Company executed a second restructuring with another one of its existing lease financing companies. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August 2008 and continuing through March 2009, the Company raised additional capital in the amount of $1,281,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4,500,000 Senior Secured Promissory Note held by Sun West Bank matured on June 4, 2009 (the “Loan”). Upon maturity, the Company entered into a Change in Terms Agreement with

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sun West Bank regarding the Senior Secured Promissory Note (the “Change in Terms”). Pursuant to the Change in Terms, the Company made a principal reduction payment of $450,000 to Sun West Bank, reducing the principal balance of the Loan from $4,500,000 to $4,050,000. Additionally, the maturity date of the Loan was extended for six years from June 4, 2009 until June 4, 2015 and the interest rate of the Loan was modified to a fixed interest rate of 7.75%.

          The Company also raised approximately $613,950 from sales of common stock during the second quarter 2009.

          In order to pursue our acquisition, organic growth strategies and the further pursuit of broadband stimulus funds under the American Recovery and Reinvestment Act of 2009 (“ARRA”), as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. Management is in the process of raising additional outside capital from institutions or other third parties while realizing additional cash flow from the restructurings commenced in the fourth quarter of 2008.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In June 2001, the FASB issued FAS 141, Business Combinations, which was established to (1) better reflect investments made in acquired companies, and (2) to provide additional information regarding acquired intangible assets. FAS 141 mandates that all assets acquired and liabilities assumed are valued at their fair value. FAS 141 was revised in December 2007, and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This revision represents a major departure from the historical cost accounting that many companies use currently. The adoption of FAS 141 did not have a material impact on the Company’s financial position, results of operation or cash flows for the six months ended June 30, 2009.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operation or cash flows for the six months ended June 30, 2009.

          In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. SAB 110 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows for the six months ended June 30, 2009.

          In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on its consolidated financial position, results of operations or cash flows for the six months ended June 30, 2009.

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

          In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Equipment

          Equipment at June 30, 2009 and December 31, 2008, consisted of the following:

	6/30/2009	12/31/2008

Subscriber equipment	$6,161,825	$6,051,100
Fixed wireless tower site equipment	2,642,349	2,656,229
Software and consulting costs	611,649	611,649
Computer and office equipment	418,030	418,030
Vehicles	242,923	241,106
Leasehold improvements	312,100	312,100

	10,388,876	10,290,214
Less: accumulated depreciation	(8,051,177)	(6,997,969)

Fixed assets - net	$2,337,699	$3,292,245

          Depreciation expense for the three months ended June 30, 2009 and 2008 was $516,988 and $588,423 respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,055,935 and $1,203,161, respectively.

Note 4 – Intangible Assets

          Intangible assets at June 30, 2009 and December 31, 2008, consisted of the following:

	6/30/2009	12/31/2008

Goodwill	$1,641,138	$1,641,138
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	2,948,692	2,948,692
Less: accumulated amortization	(929,166)	(728,144)

Intangible assets - net	$2,019,526	$2,220,548

          Amortization expense for the three months ended June 30, 2009 and 2008 was $100,511 and $100,511, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $201,022 and $201,022, respectively.

          Estimated amortization expense for the remainder of 2009 and future fiscal years is as follows:

2009	$201,022
2010	109,493
2011	21,189
2012	21,189
2013	8,828
Thereafter	—

$361,721

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4,500,000 (the “Loan”). The Loan matured on February 8, 2009. On March 27, 2009, KeyOn entered into an extension of the Loan, pursuant to which the Company obtained a one-hundred and twenty (120) day extension of the Loan until June 4, 2009 (the “Extension”). On June 4, 2009, the Company reduced the Loan to $4,050,000 million with Sun West Bank and amended the Senior Secured Promissory Note which extended its maturity date until June 4, 2015. Payments for the first year are interest only at a 7.75% fixed interest rate. Beginning in June, 2010 through May, 2015, the payment plan is $48,604 per month. A final payment of $2,483,129 is due at maturity. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          Future minimum payments under the Loan, which are stated at their principal amount consist of the following as of June 30, 2009:

2009	$—
2010	136,880
2011	290,144
2012	313,446
2013	338,620
Thereafter	2,970,910

$4,050,000

          The Company holds a line of credit loan for $100,050 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,050 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of June 30, 2009 was 7.75%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company.

          As of June 30, 2009, the Company had subordinated secured notes outstanding of $1,281,878. The original subordinated secured notes in the aggregate amount of $981,877 outstanding were issued between July and November, 2008 (“Sub Notes”). The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain of its senior management to fund working capital obligations which would also allow the Company time to seek longer term financing or to pursue other strategic options. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. These Sub Notes mature on August 31, 2009 and are convertible into the shares of the Company’s common stock at any time prior to maturity.

          A new set of senior secured subordinated notes were issued beginning in March 2009 (“New Sub Notes”). An aggregate amount of $300,000 was issued to certain of its present investors to fund working capital obligations. These New Sub Notes bear interest at 17% per annum (compounded monthly) and mature on September 30, 2009. The notes are convertible at any time prior to maturity into shares of the Company’s common stock at a price per share of $0.25 at the option of the holder. These notes include detachable warrants at 50% of the face value of the note exercisable at 50 cents per warrant.

          At June 30, 2009, the following Company officers and directors held the principal amount of subordinated secured notes as related parties: Jerome Snyder - $203,094; Jonathan Snyder - $335,052 and Jason Lazar - $128,866.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          The Company had the following notes payable, excluding related parties, at June 30, 2009 and December 31, 2008:

Notes payable	6/30/2009	12/31/2008

A series of 17.0% subordinated secured notes payable maturing on August 31, 2009	$414,866	$414,866

A series of 17.0% subordinated secured notes payable maturing on September 30, 2009 with a conversion to equity option for the holder	200,000	—

One 0.0% notes payable maturing on July 31, 2009, 30,000 warrants issued at $0.75 strike price	200,000	—

One 0.0% notes payable matured on June 30, 2009, 100,000 warrants issued at $0.75 strike price; paid 7/3/2009	50,000	—

One 5.0% notes payable matured from October 9, 2008, with interest payable at maturity; converted to secured subordinated note 7/9/2009	20,000	20,000

An unsecured, non-interest bearing notes payable maturing June 2009 from the conversion of accounts payable.	—	50,000

An unsecured, non-interest bearing notes payable maturing November 2009 resulting from the conversion of accounts payable.	7,012	11,223

Note and loan payable for professional services non-interest bearing	121,737	121,737

7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	40,714	50,845

9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	11,660	16,806

	1,065,989	685,477
Less current portion	(1,045,694)	(648,610)

Long term portion	$20,295	$36,867

          Future minimum payments on the notes payable (including notes payable – related parties), which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2009:

2009	$1,696,332
2010	28,827
2011	7,842
2012	—

$1,733,001

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $75,201 in the six months ended June 30, 2009. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with another one of the Company’s secured lenders (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules,

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender agreed to suspend certain rental payments due and owing by the Company during the first quarter of 2009. The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that in April 2009, the Company began making reduced payments for the first of 24 scheduled monthly payments.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several of these leases also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,564,260 as of June 30, 2009.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2009:

2009	$409,950
2010	819,900
2011	545,253
2012	—

Total mimimum lease payments	1,775,103
Less amounts representing interest	(422,288)

1,352,815

Less current portion	(559,465)

Long term capital lease obligations	$793,350

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at June 30, 2009:

2009	$468,635
2010	727,844
2011	587,568
2012	282,361
2013	98,585
Thereafter	25,868

Total	$2,190,861

          The total rental expense included in operating expenses for operating leases included above is $326,114 and $333,336 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the total rental expense included in operating expenses for operating leases was $676,145 and $632,065, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of June 30, 2009 and December 31, 2008 are the following:

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	6/30/2009	12/31/2008

Term loan payable - related party (see also Note 5)	$4,050,000	$4,500,000
Current portion of notes payable - related parties (see also Note 5)	667,012	567,011
Accounts payable and accrued expenses - related parties	100,395	43,139
Revolving line of credit - related party (see also Note 5)	100,050	100,000

	$4,917,457	$5,210,150

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

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. 12,930,154 and 8,771,350 shares were issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

          During the six month period ended June 30, 2009, 4,158,804 shares of common stock were issued. 2,120,000 shares of stock were issued for professional services valued at $106,800. 1,250,000 shares of stock were issued as subscription sales for $475,000. 788,804 shares of stock were issued upon the exercise of stock options. 57,487 of these shares of stock were options exercised by a director and shown as a stock payable totaling $14,372 as of December 31, 2008. The remaining 731,317 shares were options exercised at $.09 per share, totally $65,819, during the three months ended June 30, 2009.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of June 30, 2009, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 2,448,000 common stock warrants outstanding and exercisable as of June 30, 2009 with a warrant strike price ranging from $0.50 to $8.00 and an average price of $3.87 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. 755,000 warrants were issued in during the six months ended June 30, 2009. No warrants were exercised during the six months ended June 30, 2009. 19,735 warrants were forfeited due to expiration during the six months ended June 30, 2009. The amount capitalized for debt issuance costs during the six months ended June 30, 2009 was $105,998. The

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amount expensed to interest expense for the amortization of the debt issuance costs during the three and six months ended June 30, 2009, was $119,626 and $156,424, respectively.

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

          As of December 31, 2008, 1,865,281 options were outstanding. During the six months ended June 30, 2009, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the six months ended June 30, 2009, 227,777 options were forfeited. 788,804 options were exercised in the six month period ending June 30, 2009. As of June 30, 2009, 848,700 options were outstanding.

          Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131 which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.06 per share.

Note 9 – Subsequent Events

          The Company evaluated these subsequent events through the date the accompanying financial statements were issued, which was August 19, 2009.

Additional sales of common stock after June 30, 2009.

          As a result of these common stock sales, cash increased $700,000 and the number of common shares outstanding will be increased by 1,400,000 shares. A portion of the cash has been used to reduce outstanding payables and to pay for additional costs incurred for the government stimulus application. The Company has not completed the Black Scholes valuation on the warrants associated with these new stock subscriptions. These stock sales were further described on Form 8-K on July 22, 2009.

Third Amendment to Secured Subordinated Notes.

          By August 5, 2009 the Company entered into a third amendment with the holders of the Sub Notes whereby as an alternative to repayment at maturity, the holders were given the option to convert their Sub Notes into shares of common stock at a price per share of $0.50. This afforded the Company with an additional opportunity to de-lever its balance sheet by reducing its outstanding debt and provided the holders with an alternative methodology to be repaid. The Company evaluated this subsequent event through the date the accompanying financial statements were issued, which was August 19, 2009. The Company has not finished the analysis on the accounting implications for the beneficial conversion features for this amendment as of this date. As of August 18, 2009, two holders of the Sub Notes have agreed to exercise their rights of conversion, thereby reducing notes payable and interest payable liability by $80,417 in exchange for the issuance of 160,835 shares of common stock.

Applications under the American Recovery and Reinvestment Act of 2009

          On August 18, 2009, KeyOn filed applications for over $150 million of broadband stimulus funds with the Rural Utilities Service pursuant to the ARRA. Of the $7.2 billion allocated for broadband infrastructure in the ARRA, $2.5 billion is administered by the Rural Utilities Service for specific deployment of broadband networks and related infrastructure in rural, unserved and underserved communities across the U.S. If successful under this program, KeyOn’s existing wireless networks, which currently cover approximately 2.5 million people, would be expanded to cover as many as 16 states, and provide wireless broadband access to as many as 6.5 million people. KeyOn has submitted its applications in the first round of an expected three rounds, in which $2.4 billion has been set aside for funding.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. As of June 30, 2009, the Company had approximately 15,000 subscribers and operated networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. Including the operations of SpeedNet our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. Our results for the year ended 2007 include eleven months of operations of SpeedNet and two full months of operations from MicroLnk.

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

          The Company believes it has significantly improved its financial condition through the raising of additional capital, the deleveraging of its balance sheet and pursuit of government stimulus funds. Since April 30, 2009, the Company has successfully raised $613,950 in equity through the issuance of common stock. In addition, the Company entered into a Change in Terms Agreement with Sun West Bank which allowed for a reduction in principal, a maturity of date of June 4, 2015 and the classification of the loan as a long-term obligation. Finally, the Company has submitted applications for stimulus funds under the broadband portions of ARRA.

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

Results of Operations

Three-Month Period Ended June 30, 2009 as Compared to the Three-Month Period Ended June 30, 2008

          Revenues. During the three-month period ended June 30, 2009, we recognized revenues of $1,784,332, as compared to revenues of $1,986,288 during the three-month period ended June 30, 2008, representing a decrease of approximately 10.2%. This decrease was the result of a net customer decline. While customer disconnects (churn) have remained stable, we have not spent marketing dollars to acquire new subscribers. This reduction in marketing expenses is consistent with our cost restructuring plan which is focused on maintaining our current customer base while reducing costs and focusing on targeting referrals from the existing subscriber base.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $2,560,598 for the three-month period ended June 30, 2009, as compared to $4,531,754 for the three-month period ended June 30, 2008, representing a decrease of approximately 43.5%. A majority of this decrease, 70.8%, was due to non-cash stock-based compensation expenses during the three-month period ended June 30, 2009 of only $42,649, as compared to $1,438,446 incurred in the three-month period ended June 30, 2008. Another contributing factor, accounting for 19.1% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. A third contributing factor, accounting for 11.2% of the decrease was that new subscriber costs such as marketing and installation costs were down as a result of our reduction in marketing expenses. The other operating expenses netted a slight increase of 1.1%, primarily due to the increase of professional fees in support of the application for the government broadband stimulus funding during the three month period ended June 30, 2009 as compared to June 30, 2008, otherwise other operating expenses would have decreased for the period. Included in the professional fees is $106,800 for professional services in exchange for shares of common stock. Without the non-cash stock compensation expenses in payroll and in professional fees, normalized operating expenses would have been $2,411,149 for the three-month period ended June 30, 2009 as compared to $3,093,308 for the three-month period ended June 30, 2008, representing a decrease of 22.1% in operating expenses. Our actual operating loss margin improved by 85 percentage points from a total operating loss of $776,266 for the three-month period ended June 30, 2009 as compared to a loss of $2,545,466 for the three-month period ended June 30, 2008. By removing non-cash stock compensation expense recorded in payroll and in professional fees of $149,449 and $1,438,446, respectively, our normalized operating loss margin improved by 21 percentage points from a total normalized operating loss $626,817 for the three-month period ended June 30, 2009 as compared to a loss of $1,107,020 for the three-month period ended June 30, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $703,606 for the three-month period ended June 30, 2009, as compared to $2,476,354 for the three-month period ended June 30, 2008, representing a decrease of approximately 71.6%. A majority of this decrease, 78.7%, was primarily due to the non-cash stock compensation recorded for the three-month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. The remaining portion of the decrease, 21.3%, was due to our efforts to improve our internal processes and significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $617,500 for the three-month period ended June 30, 2009, as compared to $688,934 for the three-month period ended June 30, 2008,

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

representing a decrease of approximately 10.4%. This decrease was primarily due to limited new equipment purchases resulting from fewer subscriber gross additions.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $754,541 for the three-month period ended June 30, 2009, as compared to $726,876 for the three-month period ended June 30, 2008, representing an increase of approximately 3.8%. The increase was primarily due to increased costs in our transport and termination purchased costs from our providers.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $258,333 for the three-month period ended June 30, 2009, as compared to $310,697 for the three-month period ended June 30, 2008, representing a decrease of approximately 16.9%. 93.0% was due to a credit for a payment agreement on printing services incurred during 2007. The remaining 7.0% was due to an overall focus on cost reduction initiatives expenses in the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $32,613 for the three-month period ended June 30, 2009, as compared to $121,535 for the three-month period ended June 30, 2008, representing a decrease of approximately 73.2%. Installation volumes decreased by 70.4%, accounting for 96.2% of the decline, for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008. The remaining 3.8% decline is due to reduced fuel prices during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $188,180 for the three-month period ended June 30, 2009, as compared to $56,304 for the three-month period ended June 30, 2008, representing an increase of approximately 234.2%. Advisory and consulting fees account for 92.5% of the increase. The majority of this charge, 87.6%, is a non-cash stock compensation provided to the Company’s new investor relations company. The remaining 7.5% of the increase is in other professional fees due to a one-time credit for a litigation settlement that occurred during the three month period ended June 30, 2008.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $5,825 for the three-month period ended June 30, 2009, as compared to $136,746 for the three-month period ended June 30, 2008, representing a decrease of approximately 95.7%. This decrease was attributed to the reduction in marketing expenses and our focus on obtaining new customers through referrals from those customers during the three month period ended June 30, 2009 as compared to the more broad-based marketing plan we employed during the three month period ended June 30, 2008. Our marketing costs were 0.3% of revenue for the three month period ended June 30, 2009 and 6.9% for the three month period ended June 30, 2008, representing a 7 percentage point decrease.

          Cost of DISH Inventory. No expense for the cost of DISH inventory was recognized for the three month period ended June 30, 2009 as compared to $14,308 for the three month period ended June 30, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. During the three month period ended June 30, 2009, as a result of our focus on our existing customers, we did not complete any DISH installations.

          Other Income and Expense. We incurred other income and expense of $350,567 for the three-month period ended June 30, 2009, as compared to $186,688 for the three-month period ended June 30, 2008, representing an increase of 87.8%. The primary reason for the increase, 68.5%, resulted from the amortization expense recorded as interest expense on our debt financing during the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. This amortization expense is for stock issued in a capital lease restructuring that was completed in September 2008 and for warrants granted with a short term note issued in June 2009. The remaining 31.5% is due to interest expense on our subordinated secured notes issued after the period ended June 30, 2008 that remain outstanding as of the period ended June 30, 2009. The increase in this loan interest expense is slightly offset with small decreases in our term loan interest expense and our other interest expense

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Net Loss. We had a net loss of $1,126,833 for the three-month period ended June 30, 2009, as compared to a net loss of $2,732,154 for the three-month period ended June 30, 2008, representing an improvement of approximately 58.8%. The major contributing factor of the improved net loss was $149,449 of non-cash stock-based compensation expenses in salaries and in professional fees for the three month period ended June 30, 2009 as compared to $1,438,446 for the three month period ended June 30, 2008, which accounted for 80.3% of the improvement. Another contributing factor, accounting for 23.5% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the company. This improvement was offset by the increase in interest expenses for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. Normalized net loss without the non-cash compensation expenses would have been $977,384 for the three-month period ended June 30, 2009 as compared to $1,293,708 for the three-month period ended June 30, 2008, representing an improvement of 24.5%. This improvement was the result of our cost reduction initiatives primarily through the reductions in salaries and wages. Our net loss margin improved by 74 percentage points from a net loss of $1,126,833 for the three-month period ended June 30, 2009 as compared to a net loss of $2,732,154 for the three-month period ended June 30, 2008. After removing the non-cash compensation expenses of $149,449 and $1,438,446, respectively, our normalized net loss margin improved by 10 percentage points from a total normalized net loss $977,384 for the three-month period ended June 30, 2009 as compared to a net loss of $1,293,708 for the three-month period ended June 30, 2008.

Six-Month Period Ended June 30, 2009 as Compared to the Six-Month Period Ended June 30, 2008

          Revenues. During the six-month period ended June 30, 2009, we recognized revenues of $3,650,504, as compared to revenues of $4,032,319 during the six-month period ended June 30, 2008, representing a decrease of approximately 9.5%. This decrease was the result of a net customer decline. While customer disconnects have remained stable, we have not spent marketing dollars to acquire new subscribers. This reduction in marketing expenses is consistent with our cost restructuring plan.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $4,540,840 for the six-month period ended June 30, 2009, as compared to $8,978,520 for the six-month period ended June 30, 2008, representing a decrease of approximately 49.4%. A majority of this decrease, 67.1%, was due to a credit of $418,024 for non-cash stock-based compensation expenses during the six-month period ended June 30, 2009, as compared to $2,560,832 incurred in the six-month period ended March 31, 2008. Another contributing factor, accounting for 15.8% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. A third contributing factor, accounting for 10.0% of the decrease, was reduced subscriber growth resulting in lower marketing and installation costs. The remaining decrease in operating expenses, or 7.1%, was the reduction of professional fees and other general administrative costs that were the result of our cost savings initiatives during the six month period ended June 30, 2009 as compared to June 30, 2008. Without the non-cash stock compensation expenses including $106,800 in professional fees incurred during the six month period ended June 30, 2009, normalized operating expenses would have been $4,852,064 for the six-month period ended June 30, 2009 as compared to $6,417,688 for the six-month period ended June 30, 2008, representing a decrease of 24.4% in operating expenses. Our actual operating loss margin improved by 98 percentage points from a total operating loss of $890,336 for the six-month period ended June 30, 2009 as compared to a loss of $4,946,201 for the six-month period ended June 30, 2008. By removing non-cash stock compensation expense of $311,224 from payroll as a credit and $2,560,832 from professional fees, respectively, our normalized operating loss margin improved by 26 percentage points from a total normalized operating loss $1,201,560 for the six-month period ended June 30, 2009 as compared to a loss of $2,385,369 for the six-month period ended June 30, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $928,021 for the six-month period ended June 30, 2009, as compared to $4,606,428 for the six-month period ended June 30, 2008, representing a decrease of approximately 79.9%. A majority of this decrease, 81.0%, was primarily due to the non-cash stock compensation reversal recorded for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30,

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2008. The remaining portion of the decrease, 19.0%, was due to our efforts to improve our internal processes which resulted in our ability to significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $1,256,957 for the six-month period ended June 30, 2009, as compared to $1,404,183 for the six-month period ended June 30, 2008, representing a decrease of approximately 10.5%. This decrease was primarily due to limited new equipment purchases resulting from fewer subscriber additions.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $1,462,727 for the six-month period ended June 30, 2009, as compared to $1,470,274 for the six-month period ended June 30, 2008, representing a decrease of approximately 0.5%. The negligible decrease was primarily due to our efforts to reduce costs by eliminating certain unnecessary and underperforming transmission sites, but also includes a credit of $29,162 for the three month period ending in March 31, 2009.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $566,718 for the six-month period ended June 30, 2009, as compared to $676,880 for the six-month period ended June 30, 2008, representing a decrease of approximately 16.3%. 44.2% was due to a settlement agreement on a payment arrangement that was satisfied in full during the six months ended June 30, 2009. 39.3% was due to the reduction in travel expenses associated with fund raising initiatives; and the remaining 16.5% was due to the reduction in our telephone expenses, a reduction in postage and shipping charges for equipment between locations expenses and an overall focus on cost reduction in the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $79,966 for the six-month period ended June 30, 2009, as compared to $243,421 for the six-month period ended June 30, 2008, representing a decrease of approximately 67.1%. Installation volumes decreased by 65.7%, accounting for 97.9% of the decline, for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008. Automobile expense decreased slightly during the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008 due to reduced fuel prices.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $225,273 for the six-month period ended June 30, 2009, as compared to $245,141 for the six-month period ended June 30, 2008, representing a decrease of approximately 8.1%. During the six-month period ended June 30, 2009, consulting and advisory expenses of $106,800 were recorded in exchange for stock. Without these non-cash expenses, professional fees for the six-month period ended June 30, 2009, would have been $118,473, or a decrease of 51.7% as compared to the six-month period ended June 30, 2008. Legal fees accounted for 56.5% of the decrease and accounting fees accounted for the remaining difference, 43.5% for the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $21,178 for the six-month period ended June 30, 2009, as compared to $301,080 for the six-month period ended June 30, 2008, representing a decrease of approximately 93.0%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the six month period ended June 30, 2009 as compared to the more broad-based marketing plan we employed during the six month period ended June 30, 2008. Our marketing costs were 0.6% of revenue for the six month period ended June 30, 2009 and 7.5% for the six month period ended June 30, 2008, representing a 7 percentage point decrease.

          Cost of DISH Inventory. No expense for the cost of DISH inventory was recognized for the six month period ended June 30, 2009 as compared to $31,113 for the six month period ended June 30, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. During the six month period ended June 30, 2009, as a result of our focus on our existing customers, we did not complete any DISH installations.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Other Income and Expense. We incurred other income and expense of $610,920 for the six-month period ended June 30, 2009, as compared to $357,586 for the six-month period ended June 30, 2008, representing an increase of 70.8%. The primary reason for the increase, 60.2%, resulted from the interest amortization expense on our debt financing costs recorded as interest expense. Secondly, the interest on our subordinated secured notes issued during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 accounts for 43.7% of the change. This is offset by a gain on disposal of an asset during the six month period ended June 30, 2008, as well as by small decreases in other interest and interest on the Loan during the six month period ended June 30, 2009.

          Net Loss. We had a net loss of $1,501,256 for the six-month period ended June 30, 2009, as compared to a net loss of $5,303,787 for the six-month period ended June 30, 2008, representing an improvement of approximately 71.7%. The major contributing factor of the improved net loss was the credit of $418,024 of non-cash stock-based compensation expenses for the six month period ended June 30, 2009 as compared to $2,560,832 for the six month period ended June 30, 2008, which accounted for 78.3% of the improvement. Another contributing factor, accounting for 18.4% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the company. The remaining improvement, or 3.3%, was the result of focused cost savings initiatives in marketing, installation, general and administrative costs and network operating costs. The decrease in these operating costs was partially offset by the increase in our interest expense increase for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008. Normalized net loss without the non-cash compensation expenses in payroll and in professional fees would have been $1,812,480 for the six-month period ended June 30, 2009 as compared to $2,742,955 for the six-month period ended June 30, 2008, representing an improvement of 33.9%. This improvement was the result of our cost reduction initiatives during the six month period ended June 30, 2009 in support of our external fund raising initiatives. Our net loss margin improved by 90 percentage points from a net loss of $1,501,256 for the six-month period ended June 30, 2009 as compared to a net loss of $2,560,832 for the six-month period ended June 30, 2008. After removing the non-cash compensation expenses from payroll and professional fees of ($311,224) and $2,560,832, respectively, our normalized net loss margin improved by 18 percentage points from a total normalized net loss $1,812,480 for the six-month period ended June 30,2009 as compared to a net loss of $2,742,955 for the six-month period ended June 30, 2008.

Liquidity and Capital Resources

General

          As of June 30, 2009 and June 30, 2008, we had cash of $23,333 and $21,549, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $336,206 for the six-month period ended June 30, 2009, as compared to net cash used from operating activities of $1,278,090 for the six-month period ended June 30, 2008. The change in cash used in operating activities is primarily attributed to a concentrated effort to reduce our headcount. Payroll and payroll related expenses decreased $699,551 from the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2009. Other cost reductions in operating such as marketing, installations, and general and administrative costs account for the remaining improvement in the net cash used by operating activities for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008.

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $26,197 for the six-month period ended June 30, 2009, as compared to net cash used in investing activities of $86,739 for the six-month period ended June 30, 2009. Due to the focused cost reduction initiatives and fewer new customer installations due to lowered marketing expenses, the Company has only purchased replacement equipment during the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $357,704 for the six-month period ended June 30, 2009, as compared to $1,069,379 for the six-month period ended June 30,

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2008. During the six-month period ended June 30, 2008, the Company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan. The Company drew down $1,500,000 of the remaining amount on the loan balance for use in operations during the six month period ended June 31, 2008. During the six-month period ended June 30, 2009, the Company entered into several subordinated secured note agreements with the proceeds totaling $300,000. The Company also entered into two short term note agreements for $400,000, of which $150,000 was paid back during the six month period ending June 30, 2009. The Company renewed the term loan by paying $450,000 towards the principal balance and extending the terms to June 4, 2015. During the first year, interest only payments are due on a monthly basis at a rate of 7.75%. During the six month period ended June 30, 2009, the Company issued common stock for options exercised netting cash proceeds of $65,819 and sold stock subscriptions netting cash proceeds of $475,000.

          Working Capital. As of June 30, 2009, we had negative working capital of $5,123,127. This amount includes $1,451,672 for the secured subordinated notes and related accrued interest payable, $559,465 for capital leases, and $324,910 for deferred revenue. The Company’s continued ability to execute pursuant to its business plan could be significantly impacted in the event that the Company is unable to raise the additional capital.

          Management has taken a variety of steps to strengthen the financial condition of the Company. These initiatives have positively affected both the Company’s operating financial performance as well as its existing financing arrangements with secured lenders. Certain of these initiatives are described below:

Operations

          During 2008 and continuing through the first quarter of 2009, the Company sought to become more efficient operationally, the results of which allowed KeyOn to reduce headcount and other related expenses. Management reduced its headcount from 65 full-time employees on March 31, 2008 to only 46 full-time employees as of May 15, 2009. In addition, we modified work schedules across the organization and continued to narrow marketing efforts in the second half of fiscal year 2008, choosing to focus our efforts on our existing customer base to obtain new customer referrals. These initiatives resulted in fewer gross customer additions but significantly reduced expenses in this area. In light of fewer gross additions, customer installation expenses and capital expenditures for customers premise equipment are reduced as well as the need to procure additional lease financing debt. We also increased its charges for new subscriber installations, resulting in a faster break-even point for new subscriber additions.

Restructuring and Equity Raise

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. The Company has successfully reduced its current liabilities, specifically accounts payable and as a result, preserved working capital through settlement and other agreements. In the fourth quarter of 2008, we received $43,505 of forgiveness, in the second quarter of 2009 we received an additional $48,682 of forgiveness and additional forgiveness will be obtained as we continue to perform under these settlement and other agreements. In March of 2009, we executed a second restructuring with another lease financing company. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August 2008 and continuing through March 2009, the Company raised additional capital in the amount of $1,281,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4,500,000 Loan matured on June 4, 2009. Upon maturity, the Company entered into a Change in Terms Agreement with Sun West Bank regarding the Loan (the “Change in Terms”). Pursuant to the Change in Terms, the Company made a principal reduction payment of $450,000 to Sun West Bank, reducing the principal balance of the Loan from $4,500,000 to $4,050,000. Additionally, the maturity date of the Loan was extended for six years from June 4, 2009 until June 4, 2015 and the interest rate of the Loan was modified to a fixed interest rate of 7.75%, which is anticipated to be changed to 7.25%.

          The Company successfully raised $613,950 from sales of common stock during the second quarter 2009 and raised an additional $700,000 through the issuance of common stock in July of 2009 as disclosed on Form 8-K on July 22, 2009.

          In order to pursue our acquisition, organic growth strategies and the further pursuit of broadband stimulus funds under ARRA, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. Management is in the process of raising additional outside capital from institutions or other third parties while realizing additional cash flow from the restructuring commenced in the fourth quarter of 2008 and continuing today.

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30, 2009), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2009.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Annette Eggert

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