Form 10-Q/A
period 2009-03-31
KeyOn Communications Holdings Inc.
filed 2009-11-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q / A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-33842

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

As of November 16, 2009, 20,624,890 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely for the purpose of providing a correction to the stock compensation recorded for the three months ended March 31, 2009. Restricted stock compensation of $90,000 and option stock compensation expense of $408,155 had been reversed out in Q1 2009 for an employee who is no longer with the Company. However, the risk of forfeiture related to the restricted stock grant lapsed and the stock was subsequently issued. In regards to the stock options, these options remain open and were not forfeited as originally recorded. As a result, the Company needed to recognize the full expense of the restricted stock option agreement, including the remaining expense of $150,000. Also, since the stock options were not forfeited, the expense previously recorded should not have been reversed. Therefore, the correction for $648,155 of stock compensation expense was recorded for the three month period ended March 31, 2009 and created the need to amend the Company’s 10-Q for the three month period ended March 31, 2009 (the “Original Filing”). The corrected information is described in the Condensed Consolidated Balance Sheet as of March 31, 2009, the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the registrant’s Form 10-Q for the three month period ended March 31, 2009 (the “Original Filing”).

          The Condensed Consolidated Statements of Operations as of March 31, 2009 has been changed by including an additional $648,155 increase to Payroll, Bonuses and Taxes Paid from the Original Filing amount of $224,415 to the corrected amount of $872,570. This change results in an increase to Total Operating Costs and Expenses from the Original Filing amount of $1,980,242 to $2,628,397 in the Amendment. This change also results in an increase to Loss From Operations from the Original Filing amount of $114,070 to $762,225 in the Amendment amount. Finally, this change also results in an increase to Net Loss from the Original Filing amount of $374,423 to $1,022,578 in the Amendment. The Net Loss Per Common Share-Basic and Diluted changed from the Original Filing amount of $0.04 to $0.12 in the Amendment.

          The Condensed Consolidated Balance Sheet as of March 31, 2009 has been changed by an additional $648,155 increase to Additional Paid in Capital of $16,912,072 to $17,560,227 and an increase to Accumulated Deficit of $22,083,445 to $22,731,600 from the Original Filing to the Amendment, respectively.

          The Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 has been changed by an increase of $648,155 in the Net Loss from the Original Filing amount of $374,423 to $1,022,578 in the Amendment. The Stock Based Compensation Expense has been changed by a charge of $648,155 from the Original Filing amount of ($460,673) to $187,482 in the Amendment. The total amount of Net Cash Flows From Operations is unchanged.

          The Notes to the Condensed Financial Statements have been revised to reflect the changes described above. Specifically, in Note 2--Summary of Significant Accounting Policies, under the sub-heading Stock Based Compensation, the Original Filing amount of negative $460,673 was changed to $187,482 in the Amendment. Note 8--Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Stock Option Plans, the Original Filing stated: “For the three months ended March 31, 2009, 190,000 options were forfeited. 57,487 options were exercised in the three month period ending March 31, 2009. As of March 31, 2009, 1,617,794 options were outstanding.” The Amendment states: “For the three months ended March 31, 2009, no options were forfeited. 57,487 options were exercised in the three month period ending March 31, 2009.As of March 31, 2009, 1,807,794 options were outstanding.” The Original Filing stated “Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.18 per share.” The Amendment states: “Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 and compensation expense recorded on restricted stock totaled $150,000. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.35 per share.”

Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing.

i

KEYON COMMUNICATIONS HOLDINGS, INC.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE MONTHS ENDED MARCH 31, 2009

1

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$47,590	$28,032
Accounts receivable, net of allowance for doubtful accounts	183,031	129,592
Inventories	165,731	172,434
Prepaid expenses and other current assets	82,219	74,198

Total current assets	478,571	404,256

PROPERTY AND EQUIPMENT - Net	2,803,302	3,292,245

OTHER ASSETS
Goodwill	1,641,138	1,641,138
Subscriber base -net	462,232	562,743
Trademarks	16,667	16,667
Refundable deposits	66,827	66,827
Debt issuance costs - net	160,572	189,638

Total other assets	2,347,436	2,477,013

TOTAL ASSETS	$5,629,309	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,571,208	$2,522,884
Accounts payable and accrued expenses - related parties	70,064	43,139
Cash overdraft	117,360	120,553
Revolving line of credit - related party	100,050	100,000
Term loan payable - related party	4,500,000	4,500,000
Current portion of notes payable - related parties	670,105	567,011
Current portion of notes payable	783,794	648,610
Current portion of deferred rent liability	59,608	58,945
Current portion of capital lease obligations	520,789	596,411
Deferred revenue	337,825	310,689

Total current liabilities	9,730,803	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	126,595	141,463
Notes payable, less current maturities	28,611	36,867
Capital lease obligations, less current maturities	905,844	854,390

Total long term liabilities	1,061,050	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding at December 31, 2008 and at March 31, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
8,771,350 shares issued and outstanding at December 31, 2008;	8,829	8,771
8,828,837 shares issued and outstanding at March 31, 2009;
Common stock payable for exercised options	—	14,372
Additional paid-in capital	17,560,227	17,358,431
Accumulated deficit	(22,731,600)	(21,709,022)

Total stockholders’ (deficit)	(5,162,544)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,629,309	$6,173,514

See notes to condensed consolidated financial statements.

2

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(Restated)
REVENUES:
Service and installation revenue	$1,831,991	$1,980,958
Support and other revenue	34,181	65,073

Total revenues	1,866,172	2,046,031

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	872,570	2,130,074
Depreciation and amortization	639,457	710,380
Network operating costs	708,186	743,398
Other general and administrative expense	308,385	366,183
Installation expense	47,353	121,886
Professional fees	37,093	188,837
Marketing and advertising	15,353	164,334
Cost of DISH inventory	—	16,805

Total operating costs and expenses	2,628,397	4,441,897

LOSS FROM OPERATIONS	(762,225)	(2,395,866)

OTHER INCOME (EXPENSE):
Interest income	1	585
Interest expense	(260,354)	(176,352)

Total other income (expense)	(260,353)	(175,767)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,022,578)	$(2,571,633)

Net loss per common share--basic and diluted	$(0.12)	$(0.31)

Weighted average common shares outstanding--basic and diluted	8,828,837	8,249,785

See notes to condensed consolidated financial statements

3

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATIONS:
Net loss	$(1,022,578)	$(2,571,633)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	538,946	609,869
Amortization expense on subscriber base	100,511	100,511
Stock based compensation expense	187,482	1,122,386
Warrant interest expense	36,798	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(53,439)	(50,705)
Inventory	6,703	(19,024)
Prepaid expenses and other current assets	(8,021)	(16,155)
Refundable deposits	—	(34)
Other assets	(7,732)	4,869
Accounts payable and accrued expenses	48,324	284,538
Accounts payable and accrued expenses - related party	26,925	—
Payment on cash overdraft	(3,193)	(271,854)
Deferred rent liability	(14,205)	(14,251)
Deferred revenue	27,136	24,159

Net cash flows from operations	(136,343)	(797,324)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	—	(10,635)
Proceeds on disposal of equipment	791	—

Net cash flows from investing activities	791	(10,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term note payable - related parties	—	874,937
Proceeds from revolving line of credit - related parties	50	—
Payments on notes payable	(27,711)	(6,865)
Proceeds from notes payable	154,639	—
Payments on capital lease obligations	(74,962)	(259,481)
Proceeds from notes payable - related party	103,094	—

Net cash flows from financing activities	155,110	608,591

NET INCREASE/ (DECREASE) IN CASH	19,558	(199,368)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$47,590	$117,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Warrant interest expense	$36,798	$—

Common Stock Payable	$—	$14,372

Stock based compensation	$187,482	$1,122,386

Capital lease obligations for property and equipment	$50,794	$391,165

Cash payments for:
Interest	$234,241	$264,237

Tax	$—	$—

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

          KeyOn Communications, Inc., was incorporated on December 16, 2004, under the laws of the State of Nevada. The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven (11) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has eight wholly-owned organizations (in combination referred to as the “related entities”): KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

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

The Condensed Consolidated Statements of Operations as of March 31, 2009 has been restated by including an additional $648,155 increase to Payroll, Bonuses and Taxes Paid from the previous amount of $224,415 to the corrected amount of $872,570. This change results in an increase to Total Operating Costs and Expenses from the previous amount of $1,980,242 to the corrected amount of $2,628,397. This change also results in an increase to Loss From Operations from the previous amount of $114,070 to the corrected amount of $762,225. Finally, this change also results in an increase to Net Loss from the previous amount of $374,423 to the correct amount of $1,022,578. The Net Loss Per Common Share-Basic and Diluted changed from the previous amount of $0.04 to the correct amount of $0.12.

The Condensed Consolidated Balance Sheet as of March 31, 2009 has been changed by an additional $648,155 increase to Additional Paid in Capital of $16,912,072 to $17,560,227 and an increase to Accumulated Deficit of $22,083,445 to $22,731,600 from the previous amounts to the correct amounts, respectively.

The Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 has been changed by an increase of $648,155 in the Net Loss from the previous amount of $374,423 to the correct amount of $1,022,578. The Stock Based Compensation Expense has been changed by a charge of $648,155 from the previous amount of ($460,673) to the correct amount of 187,482.  The total amount of Net Cash Flows From Operations is unchanged.

The Notes to the Condensed Financial Statements have been revised to reflect the changes described above. Specifically, in Note 2--Summary of Significant Accounting Policies, under the sub-heading Stock Based Compensation, the previous amount of negative $460,673 was changed to the corrected amount of $187,482. Note 8--Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Stock Option Plans, the previous Notes stated:  “For the three months ended March 31, 2009, 190,000 options were forfeited.  57,487 options were exercised in the three month period ending March 31, 2009.  As of March 31, 2009, 1,617,794 options were outstanding.” The corrected Notes state: “For the three months ended March 31, 2009, no options were forfeited.  57,487 options were exercised in the three month period ending March 31, 2009.As of March 31, 2009, 1,807,794 options were outstandi ng.”  The previous Notes stated “Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.18 per share.” The corrected Notes state: “Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 and compensation expense recorded on restricted stock totaled $150,000. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.35 per share.”

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $151,316 and $158,019 as of March 31, 2009 and December 31, 2008, respectively. The Company also began to carry inventory in 2007 in support of its launch as a retailer of satellite video service from DISH. The value of this inventory was $14,415 as of March 31, 2009 and December 31, 2008. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense

          Acquisition Costs and Intangible Assets

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

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of $187,482 (see Note 8) for the three month period ended March 31, 2009, respectively, compared to $1,122,386 for the same period in 2008.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, the Company executed a second restructuring with another one of its existing lease financing companies. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $981,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. Finally, in March of 2009, the Company raised $309,278 of subordinated secured notes from existing shareholders, the terms of which were disclosed on Form 8-K on May 12, 2009

          In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. Management is in the process of raising additional outside capital from institutions or other third parties while realizing additional cash flow from the restructurings commenced in the fourth quarter of 2008.

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

          In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. SAB 110 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows for the three months ended March 31, 2009..

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

          As of March 31, 2009, the Company had total subordinated secured notes outstanding of $1,239,069. The original subordinated secured notes in the aggregate amount of $981,877 outstanding (“Sub Notes”)were issued in

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August, 2008. The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain of its senior management to fund working capital obligations which would also allow the Company time to seek longer term financing or to pursue other strategic options. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature on January 29, 2009 or a change of control (which includes the merger), among other things. These Sub Notes have been amended and now mature on August 31, 2009.

          A new set of senior secured subordinated notes were issued beginning in March 2009 (“New Sub Notes”). An aggregate amount of $257,732 was issued to certain of its present investors to fund working capital obligations. These New Sub Notes bear interest at 17% per annum (compounded monthly) and mature on September 30, 2009. The terms of these New Sub Notes were not approved until May 2009 and subsequently disclosed on Form 8-K on May 12, 2009.

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

$1,482,510

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $50,794 in the three months ended March 31, 2009. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with another one of the Company’s secured lenders (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender agreed to suspend certain rental payments due and owing by the Company during the first quarter of 2009. The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that in April 2009, we will begin to make reduced payments for the first of 24 scheduled monthly payments.

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

Warrants

          The Company has 1,703,245 common stock warrants outstanding and exercisable as of March 31, 2009 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $5.29 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. No warrants were issued in during the three months ended March 31, 2009. No warrants were exercised during the three months ended March 31, 2009. 9,490 warrants were forfeited due to expiration during the three months ended March 31, 2009. The amount expensed to interest expense for the amortization of the debt issuance costs during the three months ended March 31, 2009, was $36,798.

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

          As of December 31, 2008, 1,865,281 options were outstanding. During the three months ended March 31, 2009, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the three months ended March 31, 2009, no options were forfeited. 57,487 options were exercised in the three month period ending March 31, 2009. As of March 31, 2009, 1,807,794 options were outstanding.

          Compensation expense recorded on stock options for the three months ended March 31, 2009, totaled $37,482 and compensation expense recorded on restricted stock totaled $150,000. The range of strike price per outstanding option is $0.09 to $5.00 and the weighted average strike price is $1.35 per share.

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

          As the capital market environment became increasingly difficult beginning in fiscal year 2008, the Company began to explore strategic alternatives in addition to seeking additional financing. This direction resulted in the Company executing an agreement and plan of merger with a similarly situated provider of wireless broadband on November 14, 2008 (the “Merger Agreement”). The Company was optimistic that this merger would result in greater scale and operational efficiencies than the Company could generate as a stand-alone entity, especially against the backdrop of challenging financial markets. However, prior to its consummation, the Company terminated the Merger Agreement effective on February 19, 2009 for reasons disclosed in Form 8-K dated February 24, 2009. The failure to complete the merger caused the Company to seek other sources of capital to fund operations, including the issuance of additional subordinated secured promissory notes from exiting shareholders and other methods to reduce ongoing monthly cash requirements such as renegotiating existing secured lease financing agreements and others further described below in Liquidity and Capital Reserves. The Company has succeeded in several of these initiatives while continuing to seek additional financing. Although the Company is raising capital in a particularly challenging economic environment, the Company believes that in light of its stronger operating performance and the opportunity for financing to deploy broadband in rural and underserved areas pursuant to specific portions of the 2009 American Recovery and Reinvestment Act, management believes it will be successful these efforts.

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

Results of Operations

Three-Month Period Ended March 31, 2009 as Compared to the Three-Month Period Ended March 31, 2008

          Revenues. During the three-month period ended March 31, 2009, we recognized revenues of $1,866,172, as compared to revenues of $2,046,031 during the three-month period ended March 31, 2008, representing a decrease of approximately 8.8%. This decrease was the result of a net customer decline. While customer disconnects have remained stable, we have not spent marketing dollars to acquire new subscribers. This reduction in marketing expenses is consistent with our cost restructuring plan which is focused on maintaining our current customer base while reducing costs.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $2,628,397 for the three-month period ended March 31, 2009, as compared to $4,441,897 for the three-month period ended March 31, 2008, representing a decrease of approximately 40.8%. A majority of this decrease, 51.6%, was due to $187,482 for non-cash stock-based compensation expenses during the three-month period ended March 31, 2009, as compared to $1,122,386 incurred in the three-month period ended March 31, 2008. Another contributing factor, accounting for 17.8% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. A third contributing factor, accounting for 12.3% of the decrease is in our new customer costs such as marketing and installation costs which are down due to our initiative to maintain our current customer base. The remaining decrease in operating expenses, or 18.3%, was the reduction of professional fees and other general administrative costs that were the result of our expense savings initiatives during the three month period ended March 31, 2009 as compared to March 31, 2008. Without the non-cash stock compensation expenses, normalized operating expenses would have been $2,440,915 for the three-month period ended March 31, 2009 as compared to $3,319,511 for the three-month period ended March 31, 2008, representing a decrease of 26.5% in operating expenses. Our actual operating loss margin improved by 76 percentage points from a total operating loss of $762,255 for the three-month period ended March 31, 2009 as compared to a loss of $2,395,866 for the three-month period ended March 31, 2008. By removing non-cash stock compensation expense of $187,482 and $1,122,386, respectively, our normalized operating loss margin improved by 31 percentage points from a total normalized operating loss $574,743 for the three-month period ended March 31, 2009 as compared to a loss of $1,273,480 for the three-month period ended March 31, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $872,570 for the three-month period ended March 31, 2009, as compared to $2,130,074 for the three-month period ended March 31, 2008, representing a decrease of approximately 59.0%. A majority of this decrease, 74.3%, was primarily due to the non-cash stock compensation recorded for the three-month period ended March 31, 2009 as compared to the three month period ended March 31, 2008. The remaining portion of the decrease, 25.7%, is due to our efforts to improve our internal processes which resulted in our ability to significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $639,457 for the three-month period ended March 31, 2009, as compared to $710,380 for the three-month period ended March 31, 2008, representing an increase of approximately 10.0%. This decrease was primarily due to limited new equipment purchases resulting from slowing sales.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $708,186 for the three-month period ended March 31, 2009, as compared to $743,398 for the three-month period ended March 31, 2008, representing a decrease of approximately 4.7%. The decrease was primarily due to our efforts to reduce costs by improving our tower equipment maintenance process which resulted in lower tower service repairs and replacement parts and rationalizing certain unnecessary and underperforming transmission sites.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $308,385 for the three-month period ended March 31, 2009, as compared to $366,183 for the three-month period ended March 31, 2008, representing a decrease of approximately 15.8%. 36.1% was due to the reduction in travel expenses associated with fund raising initiatives; 33.9% was due to the reduction in our telephone expenses; 20.1% of the decrease was due to a reduction in postage and shipping charges for equipment between locations expenses; finally, the remaining 9.9% is due to an overall focus on cost reduction initiatives expenses in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $47,353 for the three-month period ended March 31, 2009, as compared to $121,886 for the three-month period ended March 31, 2008, representing a decrease of approximately 61.1%. Installation volumes decreased by 64.3%, accounting for 105.2% of the decline, for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. Installation supply expense and automobile repairs increased slightly during the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008, offsetting the decrease in installation volume.

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

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $15,353 for the three-month period ended March 31, 2009, as compared to $164,334 for the three-month period ended March 31, 2008, representing a decrease of approximately 90.7%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the three month period ended March 31, 2009 as compared to the more broad-based marketing plan we employed during the three month period ended March 31, 2008. Our marketing costs were 0.8% of revenue for the three month period ended March 31, 2009 and 8.0% for the three month period ended March 31, 2008, representing a 7 percentage point decrease.

          Cost of DISH Inventory. No expense for the cost of DISH inventory was recognized for the three month period ended March 31, 2009 as compared to $16,805 for the three month period ended March 31, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. During the three month period ended March 31, 2009, as a result of our focus on our existing customers, we did not complete any DISH installations.

          Other Income and Expense. We incurred other income and expense of $260,353 for the three-month period ended March 31, 2009, as compared to $175,767 for the three-month period ended March 31, 2008, representing an increase of 48.1%. The primary reason for the increase, 48.1%, resulted from the interest expense on our subordinated secured notes issued during the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008. The amortization expense on our debt financing costs recorded as interest expense accounted for 44.0% of the increase. Finally, 7.9% of the increase was attributable to lease interest and offset by slight decreases in our loan interest expense due to a decrease in interest rates for the three-month period ended March 31, 2009, as compared to the three-month period ended March 31, 2008

          Net Loss. We had a net loss of $1,022,578 for the three-month period ended March 31, 2009, as compared to a net loss of $2,571,633 for the three-month period ended March 31, 2008, representing an improvement of approximately 60.2%. The major contributing factor of the improved net loss was $187,482 of non-cash stock-based compensation expenses for the three month period ended March 31, 2009 as compared to $1,122,386 for the three month period ended March 31, 2008, which accounted for 60.4% of the improvement.

Another contributing factor, accounting for 20.8% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the company. The remaining improvement, or 18.8%, was the result of focused cost savings initiatives in marketing, installation, general and administrative costs and network operating costs. The decrease in these operating costs was partially offset by the increase in our interest expense increase for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008. Normalized net loss without the non-cash compensation expenses would have been $835,096 for the three-month period ended March 31, 2009 as compared to $1,449,247 for the three-month period ended March 31, 2008, representing an improvement of 42.4%. This improvement was the result of our cost reduction initiatives, as well as the elimination of professional fee expenses incurred during the three month period ended March 31, 2008 in support of our external fund raising initiatives. Our net loss margin improved by 71 percentage points from a net loss of $1022,423 for the three-month period ended March 31, 2009 as compared to a net loss of $2,571,633 for the three-month period ended March 31, 2008. After removing the non-cash compensation expenses of $187,482 and $1,122,386, respectively, our normalized net loss margin improved by 26 percentage points from a total normalized net loss $835,096 for the three-month period ended March 31,2009 as compared to a net loss of $1,449,247 for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

General

          As of March 31, 2009 and March 31, 2008, we had cash of $47,590 and $117,631, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $136,343 for the three-month period ended March 31, 2009, as compared to net cash used from operating activities of $797,324 for the three-month period ended March 31, 2008. The change in cash used in operating activities is primarily attributed to a concentrated effort to reduce our operating expenses across all categories. Operating expenses decreased $807,672 from the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2009. This decrease was somewhat offset by the increase in other expenses of $84,677.

          Net Cash Used in Investing Activities. Net cash proceeds from investing activities totaled $791 for the three-month period ended March 31, 2009, as compared to net cash used in investing activities of $10,635 for the three-month period ended March 31, 2008. In the three-month period ended March 31, 2008, we purchased limited tower and customer premise equipment with cash of $10,635.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $155,110 for the three-month period ended March 31, 2009, as compared to $608,591 for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan. The company drew down $874,937 of the remaining amount on the loan balance for use in operations during the three month period ended March 31, 2008. During the three-month period ended March 31, 2009, the company entered into several subordinated secured note agreements with the proceeds totaling $257,733.

          Working Capital. As of March 31, 2009, we had negative working capital of $9,252,232. This amount includes $4,500,000 of term debt, $1,309,673 for the secured subordinated notes and related accrued interest payable, $520,789 for capital leases, and $337,825 for deferred revenue. The Company’s continued ability to execute pursuant to its business plan could be significantly impacted in the event that the Company is unable to raise the additional capital.

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

          As a result of these initiatives, in the first quarter of 2009, KeyOn reported a second quarter of positive operating cash flow.

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, we executed a second restructuring with another lease financing company. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $981,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on February 8, 2009. However, on March 27, 2009, the Company and Sun West Bank amended the Promissory Note and extended its maturity until June 4, 2009. Finally, as of May 15, 2009, the Company raised $309,278 of senior subordinated secured notes from existing shareholders, the terms of which were disclosed on Form 8-K on May 12, 2009.

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

PART II – OTHER INFORMATION

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

* Filed herewith