Form 10-Q/A
period 2009-06-30
KeyOn Communications Holdings Inc.
filed 2009-11-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A Amendment No. 1

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 16, 2009, 20,624,890 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

Table of Contents

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 6.	Exhibits	21

i

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely for the purpose of providing corrections to the stock compensation recorded in payroll and in professional fees for the six months ended June 30, 2009. . Restricted stock compensation of $90,000 and option stock compensation expense of $408,155 had been reversed out in Q1 2009 for an employee who is no longer with the Company. However, the risk of forfeiture related to the restricted stock grant lapsed and the stock was subsequently issued. In regards to the stock options, these options remain open and were not forfeited as originally recorded. As a result, the Company needed to recognize the full expense of the restricted stock option agreement, including the remaining expense of $150,000. Also, since the stock options were not forfeited, the expense previously recorded should not have been reversed. Secondly, stock issued to a new investor relations company had been expensed in Q2 2009 for the entire value of $106,800, but needed to be expensed over the contract period of one year. The corrected amount of the expense for Q2 2009 is $14,050. Therefore, the correction for $648,155 of stock compensation expense was recorded for the three month period ended June 30, 2009 and created the need to amend the Company’s 10-Q for the quarterly and six months period ended June 30, 2009 (the “Original Filing”). The correction of ($92,750) of stock compensation expense to professional fees was offset to deferred compensation in equity was recorded for the three month period ended June 30, 2009. The corrected information is described in the Condensed Consolidated Balance Sheet as of June 30, 2009, the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the registrant’s Form 10-Q for the six months period ended June 30, 2009 (the “Original Filing”).

          The Condensed Consolidated Statements of Operations as of June 30, 2009 has been changed from the Original Filing to the Amendment as reflected in the following table.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
	As Restated	As Originally Filed	Difference	As Restated	As Originally Filed	Difference
OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	$703,606	$703,606	$—	$1,576,176	$928,021	$648,155
Professional fees	95,430	188,180	(92,750)	132,523	225,273	(92,750)

Total operating costs and expenses	2,467,848	2,560,598	(92,750)	5,096,245	4,540,840	555,405

LOSS FROM OPERATIONS	(683,516)	(776,266)	92,750	(1,445,741)	(890,336)	(555,405)

NET LOSS	$(1,034,083)	$(1,126,833)	$92,750	$(2,056,661)	$(1,501,256)	$(555,405)

Net loss per common share--basic and diluted	$(0.10)	$(0.11)	$(0.01)	$(0.22)	$(0.16)	$(0.06)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009 (UNAUDITED)

	As Restated	As of June 30, 2009 As Originally Filed	Difference
STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at June 30, 2009	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 12,930,154 shares issued and outstanding at June 30, 2009	12,930	12,930	—
Additional paid-in capital	18,352,392	17,704,237	648,155
Deferred compensation	(92,750)	—	(92,750)
Accumulated deficit	(23,765,683)	(23,210,278)	(555,405)

Total stockholders’ (deficit)	(5,493,111)	(5,493,111)	—

          The Condensed Consolidated Balance Sheet as of June 30, 2009 has been changed by an additional $648,155 increase to Additional Paid in Capital from $17,704,237 to $18,352,392 from the Original Filing to the Amendment, respectively. Stock issued to a new investor relations company had been expensed in Q2 2009 for the entire value of $106,800, but needed to be expensed over the contract period of one year. The corrected amount of the expense for Q2 2009 is $14,050. The correction of ($92,750) of stock compensation expense to professional fees was offset to deferred compensation in equity was recorded for the three month period ended June 30, 2009. Deferred compensation of ($92,750) was added to the equity portion of the balance sheet in the Amendment for the amount of deferred expense on the new investor relation agreement. An increase of $555,405 was recorded to Accumulated Deficit from $23,210,278 to $23,765,683 from the Original Filing to the Amendment, respectively.

          The Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 has been changed by an increase of $555,405 in the Net Loss from the Original Filing amount of $1,501,256 to $2,056,661 in the Amendment. The Stock Based Compensation Expense has been changed by a charge of $648,155 from the Original Filing amount of ($418,024) to $230,131 in the Amendment. The Common Stock Exchanged for Professional Services has been changed by a credit of $92,750 from the Original Filing amount of $106,800 to $14,050 in the Amendment. The total amount of Net Cash Flows From Operations is unchanged.

          The Notes to the Condensed Financial Statements have been revised to reflect the changes described above. Specifically, in Note 2—Summary of Significant Accounting Policies, under the sub-heading Stock Based Compensation, the Original Filing amount of negative $418,024 was changed to $230,131 in the Amendment. Note 8—Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Common Shareholders Equity, the Original Filing stated: “2,120,000 shares of stock were issued for professional services valued at $106,800.” The Amendment states: “2,120,000 shares of stock were issued for professional services that will occur from May 11, 2009 through May 10, 2010 valued at $106,800. Of this amount, $14,050 was expensed during the six months ended June 30, 2009 and $92,750 was recorded in equity as deferred compensation.” Note 8—Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Stock Option Plans, the Original Filing amount stated: “For the six months ended June 30, 2009, 227,777 options were forfeited. As of June 30, 2009, 848,700 options were outstanding.” The Amendment states: “For the six months ended June 30, 2009, 37,777 options were forfeited. As of June 30, 2009, 1,038,700 options were outstanding.” The Original Filing stated “Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131, and $150,000 for restricted stock option expense which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.06 per share.” The Amendment states: “Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131, and $150,000 for restricted stock option expense. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.20 per share.”

          Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing.

ii

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$23,333	$28,032
Accounts receivable, net of allowance for doubtful accounts	189,909	129,592
Inventories	143,381	172,434
Prepaid expenses and other current assets	113,640	74,198

Total current assets	470,263	404,256

PROPERTY AND EQUIPMENT - Net	2,337,699	3,292,245

OTHER ASSETS
Goodwill	1,641,138	1,641,138
Subscriber base - net	361,721	562,743
Trademarks	16,667	16,667
Refundable deposits	67,818	66,827
Debt issuance costs - net	179,712	189,638

Total other assets	2,267,056	2,477,013

TOTAL ASSETS	$5,075,018	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,681,285	$2,522,884
Accounts payable and accrued expenses - related parties	100,395	43,139
Cash overdraft	54,330	120,553
Revolving line of credit - related party	100,050	100,000
Term loan payable - related party	—	4,500,000
Current portion of notes payable - related parties	667,012	567,011
Current portion of notes payable	1,045,694	648,610
Current portion of deferred rent liability	60,249	58,945
Current portion of capital lease obligations	559,465	596,411
Deferred revenue	324,910	310,689

Total current liabilities	5,593,390	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	111,094	141,463
Term loan payable - related party	4,050,000	—
Notes payable, less current maturities	20,295	36,867
Capital lease obligations, less current maturities	793,350	854,390

Total long term liabilities	4,974,739	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at June 30, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 12,930,154 shares issued and outstanding at June 30, 2009	12,930	8,771
Common stock payable for exercised options	—	14,372
Additional paid-in capital	18,352,392	17,358,431
Deferred Compensation	(92,750)	—
Accumulated deficit	(23,765,683)	(21,709,022)

Total stockholders’ (deficit)	(5,493,111)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,075,018	$6,173,514

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
REVENUES:
Service and installation revenue	$1,728,838	$1,951,059	$3,560,829	$3,932,017
Support and other revenue	55,494	35,229	89,675	100,302

Total revenues	1,784,332	1,986,288	3,650,504	4,032,319

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	703,606	2,476,354	1,576,176	4,606,428
Depreciation and amortization	617,500	688,934	1,256,957	1,404,183
Network operating costs	754,541	726,876	1,462,727	1,470,274
Other general and administrative expense	258,333	310,697	566,718	676,880
Installation expense	32,613	121,535	79,966	243,421
Professional fees	95,430	56,304	132,523	245,141
Marketing and advertising	5,825	136,746	21,178	301,080
Cost of DISH inventory	—	14,308	—	31,113

Total operating costs and expenses	2,467,848	4,531,754	5,096,245	8,978,520

LOSS FROM OPERATIONS	(683,516)	(2,545,466)	(1,445,741)	(4,946,201)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	—	4,869	—	4,869
Interest income	1	97	1	682
Interest expense	(350,568)	(191,654)	(610,921)	(363,137)

Total other income (expense)	(350,567)	(186,688)	(610,920)	(357,586)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,034,083)	$(2,732,154)	$(2,056,661)	$(5,303,787)

Net loss per common share—basic and diluted	$(0.10)	$(0.33)	$(0.22)	$(0.64)

Weighted average common shares outstanding—basic and diluted	10,292,397	8,251,142	9,563,390	8,250,463

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATIONS:
Net loss	$(2,056,661)	$(5,303,787)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,055,935	1,203,161
Amortization expense on subscriber base	201,022	201,022
Stock based compensation expense	230,131	2,560,832
Amortization of debt issuance costs	156,424	—
Common stock exchanged for professional services	14,050	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(60,317)	(54,503)
Inventories	29,053	64,872
Prepaid expenses and other current assets	(39,442)	8,495
Refundable deposits	(991)	(1,134)
Other assets	—	7,379
Accounts payable and accrued expenses	158,401	148,301
Accounts payable and accrued expenses - related party	57,256	—
Payment on cash overdraft	(66,223)	(81,344)
Deferred rent liability	(29,065)	(28,485)
Deferred revenue	14,221	(2,899)

Net cash flows from operations	(336,206)	(1,278,090)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(26,988)	(86,739)
Proceeds on disposal of equipment	791	—

Net cash flows from investing activities	(26,197)	(86,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt issuance costs	(40,500)	—
Proceeds from term note payable - related parties	4,050,000	1,500,000
Payments on term note payable - related parties	(4,500,000)	—
Proceeds from revolving line of credit - related parties	50	—
Payments on notes payable	(219,479)	(18,570)
Proceeds from notes payable	600,000	118,337
Proceeds from subscription sales	540,819	—
Payments on capital lease obligations	(173,187)	(530,388)
Proceeds from notes payable - related party	100,001	—

Net cash flows from financing activities	357,704	1,069,379

NET INCREASE/ (DECREASE) IN CASH	(4,699)	(295,450)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$23,333	$21,549

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES:

Warrants granted for debt issuance costs	$105,998	$—

Common Stock Payable	$—	$14,372

Deferred stock compensation for professional services	$106,800

Capital lease obligations for property and equipment	$75,201	$391,165

Stock issued for common stock payable	$14,372	$—

Cash payments for:
Interest	$526,780	$264,237

Tax	$—	$—

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The Condensed Consolidated Statements of Operations and the Balance Sheet as of June 30, 2009 has been restated from the Original Filing to the Amendment as reflected in the following table.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
	As Restated	As Originally Filed	Difference	As Restated	As Originally Filed	Difference
OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	$703,606	$703,606	$—	$1,576,176	$928,021	$648,155
Professional fees	95,430	188,180	(92,750)	132,523	225,273	(92,750)

Total operating costs and expenses	2,467,848	2,560,598	(92,750)	5,096,245	4,540,840	555,405

LOSS FROM OPERATIONS	(683,516)	(776,266)	92,750	(1,445,741)	(890,336)	(555,405)

NET LOSS	$(1,034,083)	$(1,126,833)	$92,750	$(2,056,661)	$(1,501,256)	$(555,405)

Net loss per common share--basic and diluted	$(0.10)	$(0.11)	$(0.01)	$(0.22)	$(0.16)	$(0.06)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009 (UNAUDITED)

	As Restated	As of June 30, 2009 As Originally Filed	Difference
STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at June 30, 2009	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 12,930,154 shares issued and outstanding at June 30, 2009	12,930	12,930	—
Additional paid-in capital	18,352,392	17,704,237	648,155
Deferred compensation	(92,750)	—	(92,750)
Accumulated deficit	(23,765,683)	(23,210,278)	(555,405)

Total stockholders’ (deficit)	(5,493,111)	(5,493,111)	—

          The Condensed Consolidated Balance Sheet as of June 30, 2009 has been restated by an additional $648,155 increase to Additional Paid in Capital from $17,704,237 to $18,352,392 from the Original Filing to the Amendment, respectively. Stock issued to a new investor relations company had been expensed in Q2 2009 for the entire value of $106,800, but needed to be expensed over the contract period of one year. The corrected amount of the expense for Q2 2009 is $14,050. The correction of ($92,750) of stock compensation expense to professional fees was offset to deferred compensation in equity was recorded for the three month period ended June 30, 2009. Deferred compensation of ($92,750) was added to the equity portion of the balance sheet in the Amendment for the amount of deferred expense on the new investor relation agreement. An increase of $555,405 was recorded to Accumulated Deficit from $23,210,278 to $23,765,683 from the Original Filing to the Amendment, respectively.

          The Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 has been restated by an increase of $555,405 in the Net Loss from the Original Filing amount of $1,501,256 to $2,056,661 in the Amendment. The Stock Based Compensation Expense has been changed by a charge of $648,155 from the Original Filing amount of ($418,024) to $230,131 in the Amendment. The Common Stock Exchanged for Professional Services has been changed by a credit of $92,750 from the Original Filing amount of $106,800 to $14,050 in the Amendment. The total amount of Net Cash Flows From Operations is unchanged.

          The Notes to the Condensed Financial Statements have been restated to reflect the changes described above. Specifically, in Note 2--Summary of Significant Accounting Policies, under the sub-heading Stock Based Compensation, the Original Filing amount of negative $418,024 was changed to $230,131 in the Amendment. Note 8--Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Common Shareholders Equity, the Original Filing stated: “2,120,000 shares of stock were issued for professional services valued at $106,800.” The Amendment states: “2,120,000 shares of stock were issued for professional services that will occur from May 11, 2009 through May 10, 2010 valued at $106,800. Of this amount, $14,050 was expensed during the six months ended June 30, 2009 and $92,750 was recorded in equity as deferred compensation.” Note 8--Capital Stock, Stock Based Compensation, and Warrants, under the sub-heading Stock Option Plans, the Original Filing amount stated: “For the six months ended June 30, 2009, 227,777 options were forfeited. As of June 30, 2009, 848,700 options were outstanding.” The Amendment states: “For the six months ended June 30, 2009, 37,777 options were forfeited. As of June 30, 2009, 1,038,700 options were outstanding.” The Original Filing stated “Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131, and $150,000 for restricted stock option expense which was offset by a credit for forfeitures on stock options and restricted stock of $498,155. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.06 per share.” The Amendment states: “Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131, and $150,000 for restricted stock option expense. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.20 per share.”

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

          Stock-Based Compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The Company recorded total stock-based compensation and warrant compensation of $230,131 (see Note 8) for the six month period ended June 30, 2009, compared to $2,560,832 for the same period in 2008.

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

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, the Company executed a second restructuring with another one of its existing lease financing companies. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August and continuing through December 2008, the Company raised additional capital in the amount of $1,281,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on June 4, 2009. The Company reduced the Note to $4.05 million with Sun West Bank and amended the Promissory Note which extended its maturity until June 4, 2015. Payments for the first year are interest only at 7.75% fixed interest rate. The Company raised $475,000 in subscription sales during June, 2009.

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

          In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

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

$361,721

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). The Loan matured on February 8, 2009. On March 27, 2009, KeyOn entered into an extension of the Loan, pursuant to which the Company obtained a one-hundred and twenty (120) day extension of the Loan until June 4, 2009 (the “Extension”). On June 4, 2009, the Company reduced the Loan to $4.05 million with Sun West Bank and amended the Promissory Note which extended its maturity until June 4, 2015. Payments for the first year are interest only at 7.75% fixed interest rate. Beginning in June, 2010 through May, 2015, the payment plan is $48,604 per month. A final payment of $2,483,129 is due at maturity. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          Future minimum payments under the Loan, which are stated at their principal amount consist of the following as of June 30, 2009:

2009	$—
2010	136,880
2011	290,144
2012	313,446
2013	338,620
Thereafter	2,970,911

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

          As of June 30, 2009, the Company had total subordinated secured notes outstanding of $1,281,878. The original subordinated secured notes in the aggregate amount of $981,877 outstanding (“Sub Notes”) were issued in August, 2008. The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain of its senior management to fund working capital obligations which would also allow the Company time to seek longer term financing or to pursue other strategic options. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature on January 29, 2009 or a change of control (which includes the merger), among other things. These Sub Notes have been amended and now mature on August 31, 2009.

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

          The Company had the following notes payable at June 30, 2009 and December 31, 2008:

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

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2009:

2009	$409,950
2010	819,900
2011	545,253
2012	—

Total minimum lease payments	1,775,103
Less amounts representing interest	(422,288)

1,352,815

Less current portion	(559,465)

Long term capital lease obligations	$793,350

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

          During the six month period ended June 30, 2009, 4,158,804 shares of common stock were issued. 2,120,000 shares of stock were issued for professional services that will occur from May 11, 2009 through May 10, 2010 valued at $106,800. Of this amount, $14,050 was expensed during the six months ended June 30, 2009 and $92,750 was recorded in equity as deferred compensation. 1,250,000 shares of stock were issued as subscription sales for $475,000. 788,804 shares of stock were issued upon the exercise of stock options. 57,487 of these shares of stock were options exercised by a director and shown as a stock payable totaling $14,372 as of December 31, 2008. The remaining 731,317 shares were options exercised at $.09 per share, totally $65,819, during the three months ended June 30, 2009.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of June 30, 2009, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 2,448,000 common stock warrants outstanding and exercisable as of June 30, 2009 with a warrant strike price ranging from $3.31 to $8.00 and an average price of $3.87 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. 755,000 warrants were issued in during the six months ended June 30, 2009. No warrants were exercised during the six months ended June 30, 2009. 19,735 warrants were forfeited due to expiration during the six months ended June 30, 2009. The amount capitalized for debt issuance costs during the six months ended June 30, 2009 was $105,998. The

KEYON COMMUNICATIONS HOLDINGS, INC. AND RELATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amount expensed to interest expense for the amortization of the debt issuance costs during the three and six months ended June 30, 2009, was $119,626 and $156,424, respectively.

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

          As of December 31, 2008, 1,865,281 options were outstanding. During the six months ended June 30, 2009, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the six months ended June 30, 2009, 37,777 options were forfeited. 788,804 options were exercised in the six month period ending June 30, 2009. As of June 30, 2009, 1,038,700 options were outstanding.

          Compensation expense recorded on stock options for the three months ended June 30, 2009, totaled $42,649 and for the six months totaled $80,131, and $150,000 for restricted stock option expense. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $2.20 per share.

Note 9 – Subsequent Events

The Company evaluated these subsequent events through the date the accompanying financial statements were issued, which was August 19, 2009.

Additional sales of common stock after June 30, 2009

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

Third Amendment to Secured Subordinated Notes

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

          As the capital market environment became increasingly difficult beginning in fiscal year 2008, the Company began to explore strategic alternatives in addition to seeking additional financing. This direction resulted in the Company executing an agreement and plan of merger with a similarly situated provider of wireless broadband on November 14, 2008 (the “Merger Agreement”). The Company was optimistic that this merger would result in greater scale and operational efficiencies than the Company could generate as a stand-alone entity, especially against the backdrop of challenging financial markets. However, prior to its consummation, the Company terminated the Merger Agreement effective on February 19, 2009 for reasons disclosed in Form 8-K dated February 24, 2009. The failure to complete the merger caused the Company to seek other sources of capital to fund operations, including the issuance of additional subordinated secured promissory notes from existing shareholders and other methods to reduce ongoing monthly cash requirements such as renegotiating existing secured lease financing agreements and others further described below in Liquidity and Capital Reserves. The Company has succeeded in several of these initiatives while continuing to seek additional financing. Although the Company is raising capital in a particularly challenging economic environment, the Company believes that in light of its stronger operating performance and the opportunity for financing to deploy broadband in rural and underserved areas pursuant to specific portions of the 2009 American Recovery and Reinvestment Act, management believes it will be successful these efforts.

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

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $2,467,848 for the three-month period ended June 30, 2009, as compared to $4,531,754 for the three-month period ended June 30, 2008, representing a decrease of approximately 45.5%. A majority of this decrease, 67.6%, was due to non-cash stock-based compensation expenses during the three-month period ended June 30, 2009 of only $42,649, as compared to $1,438,446 incurred in the three-month period ended June 30, 2008. Another contributing factor, accounting for 18.2% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. A third contributing factor, accounting for 10.6% of the decrease is in our new customer costs such as marketing and installation costs which are down due to our initiative to maintain our current customer base. The other operating expenses netted a slight decrease of 3.6%, was the increase of professional fees in support of the application for the government broadband stimulus funding offset by decreases in other general administrative costs that were the result of our expense savings initiatives during the three month period ended June 30, 2009 as compared to June 30, 2008. Included in the professional fees is $14,050 for professional services in exchange for common stock shares. Without the non-cash stock compensation expenses in payroll and in professional fees, normalized operating expenses would have been $2,411,149 for the three-month period ended June 30, 2009 as compared to $3,093,308 for the three-month period ended June 30, 2008, representing a decrease of 22.1% in operating expenses. Our actual operating loss margin improved by 90 percentage points from a total operating loss of $683,516 for the three-month period ended June 30, 2009 as compared to a loss of $2,545,466 for the three-month period ended June 30, 2008. By removing non-cash stock compensation expense recorded in payroll and in professional fees of $149,449 and $1,438,446, respectively, our normalized operating loss margin improved by 21 percentage points from a total normalized operating loss $626,817 for the three-month period ended June 30, 2009 as compared to a loss of $1,107,020 for the three-month period ended June 30, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $703,606 for the three-month period ended June 30, 2009, as compared to $2,476,354 for the three-month period ended June 30, 2008, representing a decrease of approximately 71.6%. A majority of this decrease, 78.7%, was primarily due to the non-cash stock compensation recorded for the three-month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. The remaining portion of the decrease, 21.3%, is due to our efforts to improve our internal processes which resulted in our ability to significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $617,500 for the three-month period ended June 30, 2009, as compared to $688,934 for the three-month period ended June 30, 2008, representing a decrease of approximately 10.4%. This decrease was primarily due to limited new equipment purchases resulting from slowing sales.

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

          Other General and Administrative Expenses. Other general and administrative expenses totaled $258,333 for the three-month period ended June 30, 2009, as compared to $310,697 for the three-month period ended June 30, 2008, representing a decrease of approximately 16.9%. 93.0% was due to a credit for a payment agreement on printing services incurred during 2007. The remaining 7.0% is due to an overall focus on cost reduction initiatives expenses in the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.

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

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $95,430 for the three month period ended June 30, 2009, as compared to $56,304 for the three-month period ended June 30, 2008, representing an increase of approximately 69.4%. The majority of the increase, 69.1%, is in other professional fees due to a credit for a litigation settlement during the three month period ended June 30, 2008 that ended in our favor. The remaining increase, 30.6% is a non-cash compensation to a new investor relations company during the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008.

         Marketing and Advertising Expenses. Marketing and advertising expenses totaled $5,825 for the three-month period ended June 30, 2009, as compared to $136,746 for the three-month period ended June 30, 2008, representing a decrease of approximately 95.7%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the three month period ended June 30, 2009 as compared to the more broad-based marketing plan we employed during the three month period ended June 30, 2008. Our marketing costs were 0.3% of revenue for the three month period ended June 30, 2009 and 6.9% for the three month period ended June 30, 2008, representing a 7 percentage point decrease.

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

          Other Income and Expense. We incurred other income and expense of $350,567 for the three-month period ended June 30, 2009, as compared to $186,688 for the three-month period ended June 30, 2008, representing an increase of 87.8%. The primary reason for the increase, 68.5%, resulted from the amortization expense recorded as interest expense on our debt financing during the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. This amortization expense is for stock issued in a capital lease restructure that was transacted in September 2008 and for warrants granted with a short term note issued in June 2009. The remaining 31.5% is due to interest expense on our subordinated secured notes issued after the period ended June 30, 2008 that remain outstanding as of the period ended June 30, 2009. The increase in this loan interest expense is slightly offset with small decreases in our term loan interest expense and our other interest expense

          Net Loss. We had a net loss of $1,034,083 for the three-month period ended June 30, 2009, as compared to a net loss of $2,732,154 for the three-month period ended June 30, 2008, representing an improvement of approximately 62.1%. The major contributing factor of the improved net loss was $56,699 of non-cash stock-based compensation expenses in salaries and in professional fees for the three month period ended June 30, 2009 as compared to $1,438,446 for the three month period ended June 30, 2008, which accounted for 81.3% of the improvement. Another contributing factor, accounting for 23.5% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the company. This improvement was offset by the increase in interest expenses for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008. Normalized net loss without the non-cash compensation expenses would have been $977,384 for the three-month period ended June 30, 2009 as compared to $1,293,708 for the three-month period ended June 30, 2008, representing an improvement of 24.5%. This improvement was the result of our cost reduction initiatives with the majority of the reduction in salaries and wages. Our net loss margin improved by 80 percentage points from a net loss of $1,034,083 for the three-month period ended June 30, 2009 as compared to a net loss of $2,732,154 for the three-month period ended June 30, 2008. After removing the non-cash compensation expenses of $56,699 and $1,438,446, respectively, our normalized net loss margin improved by 10 percentage points from a total normalized net loss $977,384 for the three-month period ended June 30, 2009 as compared to a net loss of $1,293,708 for the three-month period ended June 30, 2008.

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

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $5,096,245 for the six-month period ended June 30, 2009, as compared to $8,978,520 for the six-month period ended June 30, 2008, representing a decrease of approximately 43.2%. A majority of this decrease, 60.0%, was due to $230.131 for non-cash stock-based compensation expenses during the six-month period ended June 30, 2009, as compared to $2,560,832 incurred in the six-month period ended March 31, 2008. Another contributing factor, accounting for 18.0% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. A third contributing factor, accounting for 11.4% of the decrease is in our new customer costs such as marketing and installation costs which are down due to our initiative to maintain our current customer base. The remaining decrease in operating expenses, or 10.6%, was the reduction of professional fees and other general administrative costs that were the result of our expense savings initiatives during the six month period ended June 30, 2009 as compared to June 30, 2008. Without the non-cash stock compensation expenses including $14,050 in professional fees incurred during the six month period ended June 30, 2009, normalized operating expenses would have been $4,852,064 for the six-month period ended June 30, 2009 as compared to $6,417,688 for the six-month period ended June 30, 2008, representing a decrease of 24.4% in operating expenses. Our actual operating loss margin improved by 83 percentage points from a total operating loss of $1,455,741 for the six-month period ended June 30, 2009 as compared to a loss of $4,946,201 for the six-month period ended June 30, 2008. By removing non-cash stock compensation expense from payroll and from professional fees of $244,181 and $2,560,832, respectively, our normalized operating loss margin improved by 26 percentage points from a total normalized operating loss $1,201,560 for the six-month period ended June 30, 2009 as compared to a loss of $2,385,369 for the six-month period ended June 30, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $1,576,176 for the six-month period ended June 30, 2009, as compared to $4,606,428 for the six-month period ended June 30, 2008, representing a decrease of approximately 65.8%. A majority of this decrease, 76.9%, was primarily due to the non-cash stock compensation recorded for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008. The remaining portion of the decrease, 23.1%, is due to our efforts to improve our internal processes which resulted in our ability to significantly reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $1,256,957 for the six-month period ended June 30, 2009, as compared to $1,404,183 for the six-month period ended June 30, 2008, representing a decrease of approximately 10.5%. This decrease was primarily due to limited new equipment purchases resulting from slowing sales.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $1,462,727 for the six-month period ended June 30, 2009, as compared to $1,470,274 for the six-month period ended June 30, 2008, representing a decrease of approximately 0.5%. The negligible decrease was primarily due to our efforts to reduce costs by eliminating certain unnecessary and underperforming transmission sites.

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

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $132,523 for the six-month period ended June 30, 2009, as compared to $245,141 for the six-month period ended June 30, 2008, representing a decrease of approximately 45.9%. During the six-month period ended June 30, 2009, consulting and advisory expenses of $14,050 were recorded in exchange for stock. Without these non-cash expenses, professional fees for the six-month period ended June 30, 2009, would have been $118,473, or a decrease of 51.7% as compared to the six-month period ended June 30, 2008. Legal fees account for 56.5% of the decrease and accounting fees account for the remaining difference, 43.5%.for the six-month period ended June 30, 2009, as compared the six-month period ended June 30, 2008.

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

          Other Income and Expense. We incurred other income and expense of $610,920 for the six-month period ended June 30, 2009, as compared to $357,586 for the six-month period ended June 30, 2008, representing an increase of 70.8%. The primary reason for the increase, 60.2%, resulted from the interest amortization expense on our debt financing costs recorded as interest expense. Secondly, the interest on our subordinated secured notes issued during the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 accounts for 43.7% of the change. This is offset by a gain on disposal of an asset during the six month period ended June 30, 2008, as well as by small decreases in other interest and interest on the Sun West Bank term loan during the six month period ended June 30, 2009.

          Net Loss. We had a net loss of $2,056,661 for the six-month period ended June 30, 2009, as compared to a net loss of $5,303,787 for the six-month period ended June 30, 2008, representing an improvement of approximately 61.2%. The major contributing factor of the improved net loss was the $230,131 of non-cash stock-based compensation expenses for the six month period ended June 30, 2009 as compared to $2,560,832 for the six month period ended June 30, 2008, which accounted for 71.7% of the improvement. Another contributing factor, accounting for 21.5% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the company. The remaining improvement, or 6.8%, was the result of focused cost savings initiatives in marketing, installation, general and administrative costs and network operating costs. The decrease in these operating costs was partially offset by the increase in our interest expense increase for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008. Normalized net loss without the non-cash compensation expenses in payroll and in professional fees would have been $1,812,480 for the six-month period ended June 30, 2009 as compared to $2,742,955 for the six-month period ended June 30, 2008, representing an improvement of 33.9%. This improvement was the result of our cost reduction initiatives during the six month period ended June 30, 2009 in support of our external fund raising initiatives. Our net loss margin improved by 75 percentage points from a net loss of $2,056,661 for the six-month period ended June 30, 2009 as compared to a net loss of $5,303,787 for the six-month period ended June 30, 2008. After removing the non-cash compensation expenses from payroll and professional fees of $244,181 and $2,560,832, respectively, our normalized net loss margin improved by 18 percentage points from a total normalized net loss $1,812,480 for the six-month period ended June 30,2009 as compared to a net loss of $2,742,955 for the six-month period ended June 30, 2008.

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

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $26,197 for the six-month period ended June 30, 2009, as compared to net cash used in investing activities of $86,739 for the six-month period ended June 30, 2009. Due to the focused cost reduction initiatives and concentration on maintaining the current customer base, the company has only needed to purchase replacement equipment during the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $357,704 for the six-month period ended June 30, 2009, as compared to $1,069,379 for the six-month period ended June 30, 2008. During the six-month period ended June 30, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan. The company drew down $1,500,000 of the remaining amount on the loan balance for use in operations during the six month period ended June 31, 2008. During the six-month period ended June 30, 2009, the company entered into several subordinated secured note agreements with the proceeds totaling $300,000. The company also entered into two short term note agreements for

$400,000, of which $150,000 was paid back during the six month period ending June 30, 2009. The company renewed the term loan by paying $450,000 towards the principal balance and extending the terms to June 4, 2015. During the first year, interest only payments are due on a monthly basis at a rate of 7.75%. During the six month period ended June 30, 2009, the company issued stock for options exercised netting cash proceeds of $65,819 and sold stock subscriptions netting cash proceeds of $475,000.

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

Financial Restructuring

          In addition to the operational changes, management has undertaken a variety of measures to restructure the Company’s current and long-term liabilities. In March of 2009, we executed a second restructuring with another lease financing company. The effect of this restructuring also served to reduce the monthly payment obligations of the Company and extended the payments for an additional 24 months. Beginning in August 2008 and continuing through April 2009, the Company raised additional capital in the amount of $1,281,877 through the issuance of subordinated secured notes. The note holders consisted of existing shareholders as well as members and affiliates of management. The Company raised $475,000 through subscription sales as of June 30, 2009. In July and August, 2009, the Company raised an additional $1,427,500 through subscription sales. The Company’s $4.5 million senior secured Promissory Note held by Sun West Bank matured on June 4, 2009. The Company paid $450,000 towards the principal balance and renewed the term loan to mature on June 4, 2015. The new terms are interest only at 7.75% for the first year.

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