Form 10-Q
period 2009-09-30
KeyOn Communications Holdings Inc.
filed 2009-11-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$397,476	$28,032
Accounts receivable, net of allowance for doubtful accounts	140,368	129,592
Inventories	130,695	172,434
Prepaid expenses and other current assets	100,928	74,198

Total current assets	769,467	404,256

PROPERTY AND EQUIPMENT - Net	1,927,760	3,292,245

OTHER ASSETS
Goodwill	1,641,138	1,641,138
Subscriber base - net	261,210	562,743
Trademarks	16,667	16,667
Refundable deposits	67,818	66,827
Debt issuance costs - net	141,719	189,638

Total other assets	2,128,552	2,477,013

TOTAL ASSETS	$4,825,779	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,085,871	$2,522,884
Accounts payable and accrued expenses - related parties	—	43,139
Cash overdraft	44,525	120,553
Revolving line of credit - related party	100,000	100,000
Term loan payable - related party	67,779	4,500,000
Current portion of notes payable - related parties	—	567,011
Current portion of notes payable	157,619	648,610
Current portion of deferred rent liability	60,893	58,945
Current portion of capital lease obligations	592,056	596,411
Deferred revenue	273,413	310,689

Total current liabilities	3,382,156	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	95,594	141,463
Term loan payable - related party	3,982,221	—
Notes payable, less current maturities	13,591	36,867
Capital lease obligations, less current maturities	632,516	854,390

Total long term liabilities	4,723,922	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at September 30, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 18,426,244 shares issued and outstanding at September 30, 2009	18,426	8,771
Common stock payable	786,744	14,372
Additional paid-in capital	22,650,789	17,358,431
Deferred compensation	(66,250)	—
Accumulated deficit	(26,670,008)	(21,709,022)

Total stockholders’ (deficit)	(3,280,299)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,825,779	$6,173,514

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Service and installation revenue	$1,620,035	$1,860,112	$5,180,864	$5,792,129
Support and other revenue	52,695	18,625	142,370	118,927

Total revenues	1,672,730	1,878,737	5,323,234	5,911,056

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	993,031	1,406,027	2,569,207	6,012,455
Depreciation and amortization	582,405	669,935	1,839,362	2,069,249
Network operating costs	665,619	639,517	2,128,346	2,109,791
Other general and administrative expense	326,950	248,116	893,668	924,997
Installation expense	53,279	99,519	133,245	342,940
Professional fees	471,422	75,230	603,945	320,370
Marketing and advertising	21,001	13,950	42,179	315,030
Cost of DISH inventory	—	—	—	31,113

Total operating costs and expenses	3,113,707	3,152,294	8,209,952	12,125,945

LOSS FROM OPERATIONS	(1,440,977)	(1,273,557)	(2,886,718)	(6,214,889)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	—	—	—	10,782
Interest income	1	—	2	685
Interest expense	(1,463,349)	(216,047)	(2,074,270)	(589,969)

Total other income (expense)	(1,463,348)	(216,047)	(2,074,268)	(578,502)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,904,325)	$(1,489,604)	$(4,960,986)	$(6,793,391)

Net loss per common share—basic and diluted	$(0.20)	$(0.18)	$(0.44)	$(0.82)

Weighted average common shares outstanding—basic and diluted	14,317,891	8,386,790	11,165,639	8,295,905

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATIONS:
Net loss	$(4,960,986)	$(6,793,391)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	1,537,829	1,767,716
Amortization expense on subscriber base	301,533	301,533
Stock based compensation expense	449,732	3,098,126
Amortization of debt issuance costs	222,058	5,022
Beneficial conversion interest	1,188,042	—
Warrant expense for professional services	71,162	—
Professional services paid for or to be paid in common stock	199,750	51,414

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,776)	(35,785)
Inventories	41,739	93,914
Prepaid expenses and other current assets	(26,730)	11,831
Refundable deposits	(991)	(1,134)
Other assets	—	(22,609)
Accounts payable and accrued expenses	(264,746)	(53,160)
Payment on cash overdraft	(76,028)	(157,790)
Deferred rent liability	(43,921)	(42,702)
Deferred revenue	(37,276)	(40,214)

Net cash flows from operations	(1,409,609)	(1,817,229)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(98,933)	(109,118)
Proceeds on disposal of equipment	791	—

Net cash flows from investing activities	(98,142)	(109,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt issuance costs	(40,500)	—
Proceeds from term note payable - related parties	—	1,500,000
Payments on term note payable - related parties	(450,000)	—
Payments on notes payable	(479,401)	(40,583)
Proceeds from notes payable	600,000	386,750
Proceeds from subscription sales	2,448,525	—
Payments on capital lease obligations	(301,430)	(736,095)
Proceeds from notes payable - related party	100,001	550,496

Net cash flows from financing activities	1,877,195	1,660,568

NET INCREASE/ (DECREASE) IN CASH	369,444	(265,779)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$397,476	$51,220

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES :

Warrants granted for debt issuance costs	$133,638	$200,000

Common stock payable-secured subordinated note conversion	$329,244	$—

Common stock payable-subscription sales	$220,000	$—

Common stock payable-professional services	$112,500	$—

Common stock issued-secured subordinated note conversion , including accrued interest	$1,188,042	$—

Deferred stock compensation for professional services	$106,000	$—

Capital lease obligations for property and equipment	$75,201	$898,811

Stock issued for common stock payable	$14,372	$—

Cash payments for:
Interest	$884,255	$620,524

Tax	$—	$—

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

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 not misleading. The unaudited condensed consolidated financial statements for the three month and nine month period ended September 30, 2009, and September 30, 2008 should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007 as contained in the Form 10K filed on April 15, 2009.

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

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $116,495 and $158,019 as of September 30, 2009 and

December 31, 2008, respectively. The Company also began to carry inventory in 2007 in support of its launch as a retailer of satellite video service from DISH. The value of this inventory was $14,200 and $14,415 as of September 30, 2009 and December 31, 2008, respectively. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense

          Acquisition Costs and Intangible Assets

          Acquisition costs, which may include certain intangible assets, are capitalized as incurred as part of the related investment. Once a potential acquisition is identified as no longer attainable, such costs are charged to expense.

          Intangible assets, including goodwill, are accounted for under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles--Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations.

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $273,413 and $310,689 at September 30, 2009 and December 31, 2008, respectively.

          Reclassifications

          Certain reclassifications have been made to the 2009 financial statement amounts to conform to the 2008 financial presentation.

          Income Taxes

          The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

          The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, they would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

          The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          Stock-Based Compensation

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company recorded total stock-based compensation of $449,732 (see Note 8) for the nine month period ended September 30, 2009, compared to $3,098,126 for the same period in 2008.

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

Financial

          During the third quarter of 2009, the Company raised equity capital through the issuance of common stock totaling $1,535,000. Also, a warrant holder exercised warrants for common stock for an additional $50,000. As a result, the Company received a total of $1,585,000 relating to the issuance of common stock.

          Prior to August 31, 2009, the Company had subordinated secured notes and accrued interest outstanding of $1,517,286, including principal and interest. Prior to September 30, 2009, all of the subordinated secured note holders exercised their contractual rights to convert the subordinate secured notes into a total of 3,693,069 shares of common stock, thereby reducing the Company’s outstanding liabilities. As of September 30, 2009 1,316,979 of the shares were represented as a stock payable,

          In order to continue our acquisition and organic growth strategies, as well as to sustain our current capital needs, management projects that we will require funds from sources outside of our normal operations. Management has been successful raising additional outside capital from institutions or other third parties during the quarter and will continue to do so opportunistically.

          Recent Accounting Pronouncements

          On July 1, 2009, the FASB officially launched the FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

          In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

          In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging” This update is intended to enhance the current disclosure framework in FASB ASC 815. Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

          In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement. This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging”. Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any debt instruments for which this update would apply. This update was adopted in January 2009 without significant financial impact.

          In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating FSP FAS 157-4 to determine its impact on its future consolidated financial position, results of operations, or cash flows.

          In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the second quarter of 2009. As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 9, Subsequent Events.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

          On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

          In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

          In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

Note 3 – Property and Equipment

          Equipment at September 30, 2009 and December 31, 2008, consisted of the following:

	9/30/2009	12/31/2008

Subscriber equipment	$6,166,019	$6,051,100
Fixed wireless tower site equipment	2,703,454	2,656,229
Software and consulting costs	616,826	611,649
Computer and office equipment	419,857	418,030
Vehicles	242,575	241,106
Leasehold improvements	312,100	312,100

	10,460,831	10,290,214
Less: accumulated depreciation	(8,533,071)	(6,997,969)

Fixed assets - net	$1,927,760	$3,292,245

          Depreciation expense for the three months ended September 30, 2009 and 2008 was $481,894 and $569,424 respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,537,836 and $1,767,716, respectively.

Note 4 – Intangible Assets

          Intangible assets at September 30, 2009 and December 31, 2008, consisted of the following:

	9/30/2009	12/31/2008

Goodwill	$1,641,138	$1,641,138
Subscriber base	1,290,887	1,290,887
Trademark	16,667	16,667

	2,948,692	2,948,692
Less: accumulated amortization	(1,029,677)	(728,144)

Intangible assets - net	$1,919,015	$2,220,548

          Amortization expense for the three months ended September 30, 2009 and 2008 was $100,511 and $100,511, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $301,533 and $301,533, respectively.

          Estimated amortization expense for the remainder of 2009 and future fiscal years is as follows:

2009	$100,511
2010	109,493
2011	21,189
2012	21,189
2013	8,828
Thereafter	—

$261,210

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the Loan to $4.05 million with Sun West Bank and extended its maturity until June 4, 2015. Payments for the first year are interest only at 7.25% fixed interest rate. Beginning in June, 2010 through May, 2015, the payment is $48,604 per month. A final payment of $2,483,129 is due at maturity. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan is guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly.

          Future minimum payments under the Loan, which are stated at their principal amount, consist of the following as of September 30, 2009:

2009	$—
2010	136,880
2011	290,144
2012	313,446
2013	338,620
Thereafter	2,970,910

$4,050,000

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of September 30, 2009 was 7.75%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by an officer and shareholder of the Company.

          Prior to August 31, 2009, the Company had a series of subordinated secured notes outstanding of $1,281,878 (“Sub Notes”). The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain members of senior management to fund working capital obligations and to also allow the Company time to seek longer term financing and/or to pursue other strategic options. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature upon the earlier of January 29, 2009 or upon a change of control, among other things. These Sub Notes were amended to extend the maturity date until August 31, 2009 and include a conversion into shares of the Company’s common stock at the option of the holder. On or before August 31, 2009, all holders elected to convert their Sub Notes to stock and the Company issued 2,376,090 shares to the holders.

          A second set of senior secured subordinated notes were issued beginning in March 2009 (“Second Sub Notes”). An aggregate amount of $300,000 was issued to certain of the Company’s existing shareholders to fund current working capital obligations. These Second Sub Notes bear interest at 17% per annum (compounded monthly) and matured on September 30, 2009. The notes were convertible at any time prior to maturity into shares of the Company’s common stock at a price per share of $0.25 at the option of the holder. These notes include detachable warrants at 50% of the face value of the note exercisable at $0.50 per warrant. All holders elected to convert their Second Sub Notes to stock on September 29, 2009. The total stock payable as of September 30, 2009 for this conversion was 1,316,979 shares.

          The Company had the following notes payable at September 30, 2009 and December 31, 2008:

Notes payable	9/30/2009	12/31/2008

A series of 17.0% subordinated secured notes payable maturing on August 31, 2009	$—	$414,866
One 5.0% notes payable matured from October 9, 2008, with interest payable at maturity; converted to secured subordinated note 7/9/2009	—	20,000

An unsecured, non-interest bearing notes payable maturing June 2009 from the conversion of accounts payable.	—	50,000

An unsecured, non-interest bearing notes payable maturing November 2009 resulting from the conversion of accounts payable.	4,906	11,223
Note and loan payable for professional services non-interest bearing	121,737	121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	35,499	50,845
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	9,068	16,806

	171,210	685,477
Less current portion	(157,619)	(648,610)

Long term portion	$13,591	$36,867

          Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2009:

2009	$134,591
2010	28,777
2011	7,842
2012	—

$171,210

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $75,201 in the nine months ended September 30, 2009. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement (the “Amendment”) one of the Company’s leasing lenders (the “Lender”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender agreed to suspend certain rental payments due and owing by the Company during the first quarter of 2009. Beginning in April 2009, the Company began to make the restructured payments with the final payment in March 2011

          In addition, the Company and its related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several of the entities also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,564,260 as of September 30, 2009.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2009:

2009	$204,975
2010	819,900
2011	545,253
2012	—

Total minimum lease payments	1,570,128
Less amounts representing interest	(345,556)

1,224,572

Less current portion	(592,056)

Long term capital lease obligations	$632,516

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2009:

2009	$235,146
2010	744,785
2011	609,840
2012	297,784
2013	111,174
Thereafter	29,862

Total	$2,028,591

          The total rental expense included in operating expenses for operating leases included above is $328,883 and $315,038 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the total rental expense included in operating expenses for operating leases was $1,005,028 and $947,103, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of September 30, 2009 and December 31, 2008 are the following.

	9/30/2009	12/31/2008

Term loan payable-current - related party (see also Note 5)	$67,779	$4,500,000
Term loan payable-long term - related party (see also Note 5)	3,982,221	—
Current portion of notes payable - related parties (see also Note 5)	—	567,011
Accounts payable and accrued expenses - related parties	—	43,139
Revolving line of credit - related party (see also Note 5)	100,000	100,000

	$4,150,000	$5,210,150

Note 8 - Capital Stock, Stock Based Compensation, and Warrants

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. 18,426,244 and 8,771,350 shares were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

          During the nine month period ended September 30, 2009, 9,654,894 shares of common stock were issued under the following circumstances. 57,487 shares of stock were options exercised by a director and shown as a stock payable totaling $14,372 as of December 31, 2008. 50,000 shares of stock were issued for professional services valued at $47,500. 2,120,000 shares of stock were issued for professional services that will occur from May 11, 2009 through May 10, 2010 valued at $106,000. Of this amount, $39,750 was expensed during the nine months ended September 30, 2009 and $66,250 was recorded in equity as deferred compensation. 5,051,317 shares of stock were issued in private placements in exchange for consideration of $2,148,950. Offering costs of $45,425 were incurred on these sales. 2,376,090 shares of stock were issued upon the conversion into common shares of Sub Notes that matured on August 31, 2009. All of the holders of the Sub Notes and the Second Sub Notes chose to convert their notes to stock on or before the maturity date. However, a total of 1,316,979 shares are shown as stock payable upon the conversion of the Second Sub Notes that matured on September 30, 2009. The Company also had stock payable in the amount of 371,667, as a result of consulting services, a warrant exercise and cash received for subscription agreements for a total stock payable of 1,688,646, this stock payable was not included in the total share number of 9,654,894.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. As of September 30, 2009, no shares of preferred stock were issued and outstanding.

Warrants

          The Company has 3,934,933 common stock warrants outstanding and exercisable as of September 30, 2009 with a warrant strike price ranging from $0.50 to $8.00 and an average price of $2.69 for each warrant. These warrants have expiration dates of three to seven years from their date of issue. As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. 2,356,650 warrants were issued in during the nine months ended September 30, 2009. 100,000 warrants were exercised and issued as stock payable during the nine months ended September 30, 2009. 34,452 warrants were forfeited due to expiration during the nine months ended September 30, 2009. The amount capitalized for debt issuance costs during the nine months ended September 30, 2009 was $174,138. The amount expensed to interest expense for the amortization of the debt issuance costs during the three and nine months ended September 30, 2009, was $65,634 and $222,058, respectively.

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

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into KeyOn’s development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered at the direction of the Board of Directors.

          As of December 31, 2008, 1,865,281 options were outstanding. During the nine months ended September 30, 2009, the Company granted 1,401,300 options to purchase shares of common stock, pursuant to the 2007 Plan. For the nine months ended September 30, 2009, 37,777 options were forfeited. For the nine months ended September 30, 2009, 731,317 were cancelled. These options had been granted to the directors as compensation for the three month period ended December 31, 2008, but were cancelled during the nine month period ended September 30, 2009, and the directors were paid a cash compensation of $73,131 in place of the stock options. 57,487 options were exercised in the nine month period ending September 30, 2009. As of September 30, 2009, 2,440,000 options were outstanding.

          Compensation expense recorded on stock options for the three months ended September 30, 2009, totaled $219,601 and for the nine months totaled $299,732 and expense for restricted stock options totaled $150,000 for a total stock compensation recorded of $449,732, for the nine months ended September 30, 2009. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $1.02 per share.

Note 9 – Subsequent Events

          On October 6, 2009, 1,688,646 shares of common stock were issued in full, thereby eliminating the Stock Payable of $786,744 and increasing the number of common shares outstanding by 1,688,646, respectively.

          On or about October 27, 2009, the Company entered into subscription agreements whereby the Company agreed to issue 626,667 shares of its common stock at a price per share of $1.50 for an aggregate purchase price of $940,000. The proceeds from these subscription agreements and other sources of capital will be used for general working capital, among other things.

          On November 12, 2009, the Company entered into an agreement to acquire certain assets and assume certain liabilities from Data Sales Co., Inc., a Minnesota corporation (“Data Sales”) (the “Asset Purchase Agreement”). The assets to be acquired are used in the business of operating a wireless broadband network that provides high-speed Internet access and other related services to both residential and commercial subscribers in Texas. At Closing, as consideration for these acquired assets, the Company will pay Data Sales Co., Inc., 33,388 shares of common stock of the Company, subject to adjustment as described in the Asset Purchase Agreement and as further described on Form 8-K filed November 13, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with satellite video and VoIP services to both residential and business subscribers. As of September 30, 2009, the Company had approximately 13,700 subscribers and operated networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. Including the operations of SpeedNet our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas.

          The Company has grown through the consolidation of similar companies throughout its target markets as well as continued organic growth. To date, the Company has completed and successfully integrated four acquisitions adjacent to the Company’s existing network footprint. KeyOn’s acquisition strategy, Rural UniFi, provides the Company with the opportunity to grow its subscriber base while expanding its earnings through operating expense reductions and extraction of synergies achieved in integration. In addition, KeyOn has applied for government funds under the American Recovery and Reinvestment Act of 2009 (ARRA) which offers a significant and capital efficient opportunity to extend the Company’s footprint throughout rural America. To the extent KeyOn is successful in its ARRA initiatives, KeyOn will have the ability to deliver 4G wireless broadband services to some of the most rural communities in the United States.

          Despite a particularly challenging economic environment, the Company has achieved a number of milestones including stronger operating performance, success in attracting third-party equity investors, the de-leveraging of its balance sheet through debt repayment and conversion, and submission of applications under ARRA. As a result of these successes, the Company believes it can continue to opportunistically grow its business through organic growth and acquisitions as well as possibly obtaining financing to deploy broadband in rural and underserved areas pursuant to specific portions of ARRA.

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

Results of Operations

Three-Month Period Ended September 30, 2009 as Compared to the Three-Month Period Ended September 30, 2008

          Revenues. During the three-month period ended September 30, 2009, we recognized revenues of $1,672,730, as compared to revenues of $1,878,737 during the three-month period ended September 30, 2008, representing a decrease of approximately 11.0%. This decrease was the result of a decline in our customer base. While customer disconnects have remained stable, we have not spent marketing dollars to acquire new subscribers. This reduction in marketing expenses is consistent with our cost restructuring plan which is focused on sustaining our current customer base while reducing overall operating costs.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $3,113,707 for the three-month period ended September 30, 2009, as compared to $3,152,294 for the three-month period ended September 30, 2008, representing a decrease of approximately 1.2%. The main driver of this decrease is the reduction in payroll and related expenses. The non-cash stock-based compensation expenses during the three-month period ended September 30, 2009 was $219,601, as compared to $537,294 incurred in the three-month period ended September 30, 2008. The reduction in headcount resulted in payroll and benefits of $773,430 during the three-month period ended September 30, 2009 as compared to $868,733 incurred in the three-month period ended September 30, 2008. This expense reduction in payroll and related expenses was offset by an increase in our professional fees. We experienced an increase of $396,192 in professional fees during the three-month period ended September 30, 2009, as compared to the three-month period ended September 30, 2008 which was due to expenses incurred in furtherance of our applications for government stimulus funding under ARRA as well as our third-party financing initiatives. The non-cash stock-based compensation in professional fees during the three-month period ended September 30, 2009 was $257,662, as compared to no stock-based compensation incurred in the three-month period ended September 30, 2008. Our actual operating loss margin increased by 18 percentage points from a total operating loss of $1,440,977 for the three-month period ended September 30, 2009 as compared to a loss of $1,273,557 for the three-month period ended September 30, 2008, which was directly attributable to the increased one-time expenses incurred in connection with our ARRA applications and third-party financing expenses.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $993,031 for the three-month period ended September 30, 2009, as compared to $1,406,027 for the three-month period ended September 30, 2008, representing a decrease of approximately 29.4%. A majority of this decrease, 76.9%, was due to the non-cash stock compensation recorded for the three-month period ended September 30, 2009 as compared to the three month period ended September 30, 2008. The remaining portion of the decrease, 23.1%, was due to our efforts to improve our internal processes which resulted in our ability to reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $582,405 for the three-month period ended September 30, 2009, as compared to $669,935 for the three-month period ended September 30, 2008, representing a decrease of approximately 13.1%. This decrease was primarily due to limited new equipment purchases resulting from slowing sales.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $665,619 for the three-month period ended September 30, 2009, as compared to $639,517 for the three-month period ended September 30, 2008, representing an increase of approximately 4.1%. The increase was primarily due to maintenance work on our towers and repair work at customer locations.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $326,950 for the three-month period ended September 30, 2009, as compared to $248,116 for the three-month period ended September 30, 2008, representing an increase of approximately 31.8%. 65.3% of the increase was due to an increase in bad debt expense. The remaining 34.7% was due to a credit received in the three-month period ended September 30, 2008, for a payment agreement on printing services incurred during 2007.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled

$53,279 for the three-month period ended September 30, 2009, as compared to $99,519 for the three-month period ended September 30, 2008, representing a decrease of approximately 46.5%. Although installation volumes decreased by 68.6%, fuel costs rose during the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008, resulting in an overall expense decrease of 46.5%.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $471,422 for the three-month period ended September 30, 2009, as compared to $75,230 for the three-month period ended September 30, 2008, representing an increase of approximately 526.6%. Professional fees directly associated with our applications under ARRA accounted for 54.7% of the increase. The remaining 45.3% of the increase was due to non-cash compensation expense for professional fees due under other consulting engagement initiatives.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $21,001 for the three-month period ended September 30, 2009, as compared to $13,950 for the three-month period ended September 30, 2008, representing an increase of approximately 50.5%. This increase was attributed to the initiation of advertising in certain markets during the three month period ended September 30, 2009 as compared to limited targeted advertising during the three month period ended September 30, 2008. Our marketing costs were 1.3% of revenue for the three month period ended September 30, 2009 and 0.7% for the three month period ended September 30, 2008, representing a 1 percentage point increase.

          Other Income and Expense. We incurred other income and expense of $1,463,348 for the three-month period ended September 30, 2009, of which $1,188,042 was a non-cash related expense, as compared to $216,047 for the three-month period ended September 30, 2008, representing an increase of 577.3%. 95.2% of this increase, resulted from the non-cash beneficial conversion expense associated with the secured subordinated notes that matured on August 31, 2009. The remaining 4.8% is due to interest expense on our subordinated secured notes issued after the period ended September 30, 2008. These notes and associated accrued interest all converted to common stock and common stock payable during the three month period ended September 30, 2009.

          Net Loss. We had a net loss of $2,904,325 for the three-month period ended September 30, 2009, as compared to a net loss of $1,489,604 for the three-month period ended September 30, 2008, representing an increase of approximately 95.0%. The major contributing factor accounting for 84.0% of the change resulted from the non-cash beneficial conversion expense associated with the secured subordinated notes that matured on August 31, 2009. The remaining 16.0% was due to the increase in professional fees related to expenses incurred in furtherance of our applications for government stimulus funding under ARRA as well as our third-party financing expenses. Normalized net loss without the non-cash compensation expenses and the beneficial conversion expense would have been $1,239,020 for the three-month period ended September 30, 2009 as compared to $952,310 for the three-month period ended September 30, 2008, representing an increase of 30.1%. This increase in net loss was driven from an increase in professional fees for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008. Our net loss margin increased by 94 percentage points from a net loss of $2,904,325 for the three-month period ended September 30, 2009 as compared to a net loss of $1,489,604 for the three-month period ended September 30, 2008. After removing the non-cash compensation expenses from payroll and professional fees and the beneficial conversion, our normalized net loss margin increased by 23 percentage points from a total normalized net loss $1,239,020 for the three-month period ended September 30, 2009 as compared to a net loss of $952,310 for the three-month period ended September 30, 2008.

Nine-Month Period Ended September 30, 2009 as Compared to the Nine-Month Period Ended September 30, 2008

          Revenues. During the nine-month period ended September 30, 2009, we recognized revenues of $5,323,234, as compared to revenues of $5,911,056 during the nine-month period ended September 30, 2008, representing a decrease of approximately 9.9%. This decrease was the result of a decline in our customer base. While customer disconnects have remained stable, we have not spent marketing dollars to acquire new subscribers. This reduction in marketing expenses is consistent with our cost restructuring plan which is focused on maintaining our current customer base while reducing overall operating costs.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $8,209,952 for the nine-month period ended September 30, 2009, as compared to $12,125,945 for the nine-month period ended September 30, 2008, representing a decrease of approximately 32.3%. A majority of this decrease, 90.8%, was due to $449,732 incurred for non-cash stock-based compensation expenses during the nine-month period ended September 30, 2009, as compared to $3,098,126 incurred in the nine-month period ended September 30, 2008. Another contributing factor, accounting for 27.3% of the decrease, was the reduction in salaries and benefits due to our focused cost reduction initiatives. The decrease in payroll costs was offset by an increase in professional fees for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008. This increase was due to our application fees under ARRA and our third-party financing initiatives. Without the non-cash stock compensation expenses of $270,912 in professional fees and $449,732 in payroll and benefits, incurred during the nine month period ended September 30, 2009, and $3,098,126 in payroll and benefits incurred during the nine month period ended September 30, 2008, normalized operating expenses would have been $7,489,308 for the nine-month period ended September 30, 2009 as compared to $9,027,819 for the nine-month period ended September 30, 2008, representing a decrease of 17.0% in operating expenses. Our actual operating loss margin improved by 51 percentage points from a total operating loss of $2,886,718 for the nine-month period ended September 30, 2009 as compared to a loss of $6,214,889 for the nine-month period ended September 30, 2008. By removing non-cash stock compensation expense from payroll and from professional fees of $720,644 and $3,098,126, respectively, our normalized operating loss margin improved by 12 percentage points from a total normalized operating loss $2,166,074 for the nine-month period ended September 30, 2009 as compared to a loss of $3,116,763 for the nine-month period ended September 30, 2008.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes totaled $2,569,207 for the nine-month period ended September 30, 2009, as compared to $6,012,455 for the nine-month period ended September 30, 2008, representing a decrease of approximately 57.3%. 76.9% of this decrease was due to the non-cash stock compensation recorded for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008. The remaining portion of the decrease, 23.1%, was due to our efforts to improve our internal processes which resulted in our ability to reduce headcount.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $1,839,362 for the nine-month period ended September 30, 2009, as compared to $2,069,249 for the nine-month period ended September 30, 2008, representing a decrease of approximately 11.1%. This decrease was primarily due to limited new equipment purchases resulting from slowing sales.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expense, totaled $2,128,346 for the nine-month period ended September 30, 2009, as compared to $2,109,791 for the nine-month period ended September 30, 2008, representing an increase of approximately 0.9%. The negligible increase was primarily due to a modest increase in our transport and termination purchased costs from our providers and a slight increase in our tower maintenance and repair costs.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $893,668 for the nine-month period ended September 30, 2009, as compared to $924,997 for the nine-month period ended September 30, 2008, representing a decrease of approximately 3.4%. The majority of the decrease was due to a settlement agreement on a payment arrangement that was satisfied in full during the nine months ended September 30, 2009.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $133,245 for the nine-month period ended September 30, 2009, as compared to $342,940 for the nine-month period ended September 30, 2008, representing a decrease of approximately 61.1%. Installation volumes decreased by 66.4%, accounting for the decline in installation expenses for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $603,945 for the nine-month period ended September 30, 2009, as compared to $320,370 for the nine-month period ended September 30, 2008, representing an increase of approximately 88.5%. During the nine-month period ended September 30, 2009, consulting and advisory expenses of $270,912 were recorded as non-cash compensation. Without these non-cash expenses, professional fees for the nine-month period ended September 30, 2009, would have been $333,033, or an increase of only 4.0% as compared to the nine-month period ended September 30, 2008. Professional fees for our application expenses incurred in connection with ARRA account for the increase during the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $42,179 for the nine-month period ended September 30, 2009, as compared to $315,030 for the nine-month period ended September 30, 2008, representing a decrease of approximately 86.6%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the nine month period ended September 30, 2009 as compared to the more broad-based marketing plan we employed during the nine month period ended September 30, 2008. Our marketing costs were 0.8% of revenue for the nine month period ended September 30, 2009 and 5.3% for the nine month period ended September 30, 2008, representing a 5 percentage point decrease.

          Cost of DISH Inventory. No expense for the cost of DISH inventory was recognized for the nine month period ended September 30, 2009 as compared to $31,113 for the nine month period ended September 30, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. During the nine month period ended September 30, 2009, as a result of our focus on our existing customers, we did not complete any DISH installations.

          Other Income and Expense. We incurred other income and expense of $2,074,268 for the nine-month period ended September 30, 2009, as compared to $578,502 for the nine-month period ended September 30, 2008, representing an increase of 258.6%. The primary reason for the increase, 79.4%, from the non-cash beneficial conversion expense associated with the secured subordinated notes that matured on August 31, 2009. Interest on our subordinated secured notes issued during the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 accounts for 22.3% of the change. This change is offset by a gain on disposal of an asset, as well as by decreases in interest on the Sun West Bank term loan during the nine month period ended September 30, 2009.

          Net Loss. We had a net loss of $4,960,986 for the nine-month period ended September 30, 2009, as compared to a net loss of $6,793,391 for the nine-month period ended September 30, 2008, representing an improvement of approximately 27.0%. The major contributing factor of the improved net loss was the non-cash stock-based compensation expenses for the nine month period ended September 30, 2009 of $449,732 as compared to $3,098,126 for the nine month period ended September 30, 2008, which accounted for 144.5% of the improvement. This was offset by 64.8% for the non-cash beneficial conversion expense incurred during the nine month period ended September 30, 2009 of $1,188,042 associated with the secured subordinated notes that matured on August 31, 2009. Another contributing factor, accounting for 43.4% of the improvement in the net loss, was the cost reduction initiative to reduce headcount across the Company. The offsetting increase in expenses or 23.1%, the increase in our interest expense increase on the secured subordinated notes and the increase in professional fees for our application expenses incurred in connection with ARRA for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008. Normalized net loss without the non-cash compensation expenses in payroll and in professional fees and the non-cash beneficial conversion expense would have been $3,052,300 for the nine-month period ended September 30, 2009 as compared to $3,695,265 for the nine-month period ended September 30, 2008, representing an improvement of 17.4%. This improvement was the result of our cost reduction initiatives during the nine month period ended September 30, 2009. Our net loss margin improved by 22 percentage points from a net loss of $4,960,986 for the nine-month period ended September 30, 2009 as compared to a net loss of $6,793,391 for the nine-month period ended September 30, 2008. After removing the non-cash compensation expenses from payroll, professional fees, and interest expense of $1,908,686 and $3,098,126, respectively, our normalized net loss margin improved by 5 percentage points from a total normalized net loss $3,052,300 for the nine-month period ended September 30, 2009 as compared to a net loss of $3,695,265 for the nine-month period ended September 30, 2008.

Liquidity and Capital Resources

General

          As of September 30, 2009 and September 30, 2008, we had cash of $397,476 and $51,220, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,409,609 for the nine-month period ended September 30, 2009, as compared to net cash used from operating activities of $1,817,229 for the nine-month period ended September 30, 2008. The change in cash used in operating activities is primarily attributed to a concentrated effort to reduce operating expenses. Payroll and payroll related expenses decreased $794,855 from the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2009. Other cost reductions in operating such as marketing, installations, and general and administrative costs provided cash used to reduce accounts payable and cash overdraft by $556,180 during the nine month period ended September 30, 2009.

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $98,142 for the nine-month period ended September 30, 2009, as compared to net cash used in investing activities of $109,118 for the nine-month period ended September 30, 2008.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,877,195 for the nine-month period ended September 30, 2009, as compared to $1,660,568 for the nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2008, the company entered into a commercial loan agreement for $4,500,000 of which $3,000,000 was used to pay the prior term loan. We drew down $1,500,000 of the remaining amount on the loan balance for operations during the nine month period ended September 30, 2008. The Company restructured the term loan by paying $450,000 towards the principal balance and extending the maturity to June 4, 2015. During the first year, interest only payments are due on a monthly at a rate of 7.25%. During the nine month period ended September 30, 2009, we issued equity in exchange for $2,493,500. After deducting offering costs of $44,975, the net-cash proceeds totaled $2,448,525.

          Working Capital. As of September 30, 2009, we had negative working capital of $2,612,689, an improvement of 69.9% as compared to September 30, 2008. This amount includes $592,056 for capital leases, and $273,413 for deferred revenue. The Company’s continued ability to execute pursuant to its business plan could be significantly impacted in the event that the Company is unable to generate cash flow from subscriber growth or acquisitions or raise additional capital from outside sources. As of September 30, 2008, we had negative working capital of $8,689,435.

          Management has taken a variety of steps to strengthen the financial condition of the Company. These initiatives have positively affected both the Company’s operating financial performance as well as its existing financing arrangements with secured lenders. Certain of these initiatives are described below:

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30, 2009), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2009.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred during the quarter ended September 30, 2009.

          On or about July 18, 2009 we issued 1,400,000 shares of its common stock at a price per share of $0.50, and 700,000 warrants to purchase common stock with an exercise price of $0.75 per share, for an aggregate purchase price of $700,000. The proceeds of which will be used for general working capital.

          On or about August 20, 2009, we issued 1,655,000 shares of its common stock at a price per share of $0.50, and 827,500 warrants to purchase common stock with an exercise price of $0.75 per share, for an aggregate purchase price of $827,500. The proceeds of which will be used for general working capital.

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