Form 10-K
period 2009-12-31
KeyOn Communications Holdings Inc.
filed 2010-04-13
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number 001-33842

KEYON COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3130469
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

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
YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐     No ☒

Indicate by check mark that disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

As of April 12, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $20,052,440 computed by reference to the closing price of the common stock on April 12, 2010.

1

As of April 12, the Company has outstanding 21,332,383 shares of its $0,001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

KEYON COMMUNICATIONS HOLDINGS, INC.

3

PART I

Explanatory Note

          This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. You should review carefully the section entitled “Risk Factors” for a discussion of these and other risks that relate to our business.

          Except as otherwise noted, references to “we”, “us”, or “our” refer to KeyOn Communications Holdings, Inc. and its subsidiaries.

Item 1. Description of Business.

Overview

          KeyOn Communications Holdings, Inc. (“KeyOn” or the “Company”) is one of the largest rural wireless broadband providers in the United States.1 As of December 31, 2009, the Company has approximately 15,000 subscribers and operates networks covering over 50,000 square miles in 11 states across the Midwest and Western United States. The Company has grown through the consolidation of similar companies throughout its target markets as well as organic growth. KeyOn primarily focuses on providing fixed wireless broadband to rural and other areas of the country that it believes are currently underserved by traditional phone and cable companies. The Company’s current network footprint covers an addressable market of approximately 2.5 million people, as well as small to mid-sized businesses.

          Since launching its wireless broadband service in 2003, the Company has successfully increased its subscriber count and, based on both subscribers and revenue, KeyOn believes that it is the third largest wireless broadband company in the United States. To date, the Company has completed and successfully integrated seven acquisitions, including two in 2010 and is in active discussions with other candidates located in adjacent markets to the Company’s existing network footprint. KeyOn’s acquisition strategy allows the Company to rapidly grow its subscriber base while expanding its earnings through operating expense reductions and other synergies achieved in integration.

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

          KeyOn is able to deliver broadband services at competitive prices to communities that it believes are ignored or underserved by traditional phone and cable companies. Generally, KeyOn’s markets are rural locations with populations of generally less than 50,000 that often lack the communications infrastructure to supply broadband access. In rural markets, broadband penetration is only 46% compared to 67% of households in urban and suburban markets, respectively.3 KeyOn believes that the lower broadband penetration rate in rural areas compared to urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over traditional terrestrial networks in less densely populated areas. As a result, the Company believes there is a significant addressable market which is not currently being targeted by competing providers of broadband services.

          KeyOn believes that it has a scalable operating platform used in the overall management and in all customer functions of the Company’s networks through its use of EngageIP, a sophisticated Operations Support Software (“OSS”) from Logisense Corporation. By centralizing operations in its Network Operations Center (“NOC”), including its OSS, and by decentralizing management around market clusters, the Company believes it is able to achieve operating costs that are significantly lower than most of its competitors. Further, by expanding into adjacent and new markets or introducing new services, the Company is able to leverage its existing network investments to improve economic returns. KeyOn believes it can significantly improve its growth opportunities while achieving positive net earnings through:

[1] Broadband Wireless Exchange Magazine Website (www.bbwexchange.com/wireless_isp/)

[2] United States Department of Agriculture, Economic Research Service and Wireless Communications Association International Conference, June 12-15, 2007

•	strategic acquisitions of wireless broadband companies that complement its market footprint;

•	“Greenfield” network builds in new, strategic markets through participation in the American Recovery and Reinvestment Act of 2009 (“ARRA”);

•	contiguous market deployments combined with organic growth within KeyOn’s existing footprint;

•	offering its subscribers bundled and additional services, such as satellite video and VoIP, to further increase average revenue per user; and

•

the strategic introduction of next generation networks, including fourth generation (4G) Worldwide Interoperability for Microwave Access (“WiMAX”), that also provide advanced services such as nomadic or mobile data and video (“4G WiMAX”).

          In the face of a challenging capital market environment, we achieved numerous milestones during 2009.  However, two specific events position us to pursue our main growth initiatives.  The first occurred in February of 2010 when we raised $15 million through the issuance of a secured convertible promissory note.  This financing was the Company’s largest single financing in its history, allowed for the repayment of a $4 million loan, and provides the Company with sufficient capital to pursue growth and other strategic initiatives in 2010, including strategic acquisitions, organic growth and the introduction of 4G WiMAX.  The second was the passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP).  This federal program allocates $2.5 billion for broadband infrastructure in rural markets and created a new opportunity for us to potentially access federal grants and loans for the build-out of 4G WiMAX networks in underserved and eligible markets.  On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP.  Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in some of the smallest communities in rural America.  Provided we are successful in its applications, we have secured commitments to contribute up to $163 million of outside capital to ensure the sustainability of our projects.

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

          The Company has completed seven acquisitions over the past 4 years, including one that was completed in the fourth quarter of 2009 and two that were consummated in 2010. KeyOn believes it has access to proprietary deal flow and has developed an efficient process of negotiating and structuring purchases, managing due diligence and integrating the operations of acquired companies. Upon the completion of acquisitions, the Company believes that it can derive higher margins than previous ownership through the elimination of duplicative overhead costs and infusing the necessary capital to grow the customer base. KeyOn is able to realize these synergies in the integration of acquisition targets through:

•	Centralizing operations and customer support at KeyOn’s NOC which enables remote monitoring and diagnostics;

•	Generating scale economies in purchasing termination/access loops and capital equipment;

•	Rationalizing expenses in areas of management, network and customer support and general and administrative; and

•	Leveraging KeyOn’s proven marketing initiatives, such as its network of resellers and targeted direct marketing, to quickly increase the rate of subscriber and revenue growth.

Broadband Stimulus Opportunities under the American Recovery and Reinvestment Act of 2009

          The American Recovery and Reinvestment Act of 2009 (ARRA) has allocated $7.2 billion for the deployment of broadband infrastructure. Under ARRA, the National Telecommunications Information Administration (NTIA) is responsible for awarding $4.7 billion in grants to provide broadband access in rural and underserved areas through the Broadband Technologies Opportunity Program (BTOP). The Rural Utilities Service (RUS) is charged with providing $2.5 billion in grants and loans through its Broadband Initiatives Program (BIP), so long as 75% of the area to be served is a rural area without sufficient access to broadband. The Company views the passage of ARRA and the broadband funding components as further evidence of the market opportunity that the Company seeks to address.

          As a result of the Notice of Funds Available (NOFA) published on July 9, 2009, the Company participated in Round One of the BIP by submitting applications totaling approximately $150 million of federal grants and loans. Pursuant to its applications, KeyOn proposed to deliver fourth-generation data services using wireless WiMAX broadband technology, (“4G WiMAX”) to approximately 4 million people and approximately 1.4 million households using its nation-wide 3.65 GHz license. In connection with the BIP rules, KeyOn targeted unserved and underserved communities in rural areas across the Midwest.

          The Company believes that its existing base of operations, business strategy and ability to deploy networks quickly made it an ideal candidate for participation in the funding. In addition, the Company had submitted comments to the relevant federal agencies on November 30, 2009 based upon a Request for Information published by the FCC, to help shape the rules for the second and final NOFA (issued on January 15, 2010). As of December 31, 2009, KeyOn had not received any notification from the RUS regarding its applications. However, on January 4, 2010,

[3] Pew Internet & American Life Project, Home Broadband Adoption June 2009

the Company received notification that all of the Company’s eleven applications moved to “phase two” due diligence, a thirty-day period in which the applicants were asked to provide detailed responses to a list of due diligence questions from the RUS. Despite producing this information in the requisite time period, together with third-party contingent commitments of approximately $90 million, on March 2, 2010, the Company was notified that none of its applications advanced to an award.

           We believe that ARRA still represents a compelling growth opportunity for the Company to increase its network footprint and deliver 4G WiMAX to eligible communities. Based upon our analysis of the awards made by the RUS in Round One, a substantially majority of the communities we targeted remain unfunded by either federal program (BIP/BTOP). As a result, the Company has devoted substantial resources in its efforts to obtain Round Two BIP grants and loans, including management time and effort and the engagement of consultants to assist in the process. Furthermore, the Company drew on its experience in preparing its Round One applications and advancing to the due diligence phase to apply under Round Two of the BIP program. On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. While there can be no assurances that we will be awarded any awards, pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America. Provided it is successful in its applications, we have arranged financing to contribute up to $163 million of outside capital to some of the smallest communities in the United States to ensure the sustainability of its projects.

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

          KeyOn believes marketing efforts at the local level create a competitive advantage by creating awareness of its brand while strengthening the connection to its communities. The Company’s multi-pronged sales and marketing approach leverages its local presence and focuses on establishing strong distribution channels in each market. Direct marketing efforts include print and door hangers in addition to working with businesses and community groups at the local level to promote brand and service awareness. Additionally, the Company works with distribution partners, such as satellite television providers, to offer bundled services within its markets.

          Despite a decrease in subscribers in 2009 resulting from cost restructurings, since the beginning of 2006, the Company has experienced an average annualized subscriber growth rate of 34% with that growth coming from both organic marketing activities and acquisitions. Additionally, the Company has achieved a low average monthly churn of approximately 2% during the same period, which the Company believes is a combined result of its subscribers’ satisfaction with its service combined with the lack of competitors in certain of the Company’s markets.

Rural Market Opportunity

          Within the United States, rural areas have an overall lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Although broadband adoption has experienced growth in the recent past, broadband penetration rates in rural markets still trail the rest of the country. While urban and suburban markets have reached broadband penetration rates of 67%, rural market penetration totals only 46%. Importantly, rural market penetration grew at a compound annual growth rate of 20% while non-rural growth rates grew at only 12% since 2006.9 Consequently, we believe the growth of rural broadband penetration can be attributed to the growth in the number of small, wireless broadband companies who serve the needs of their communities.

          One of the primary reasons for the lagging penetration rate in rural areas is the lack of infrastructure or access to broadband, rather than lack of demand for a broadband connection.10 KeyOn believes that this substantially lower penetration rate of broadband in rural markets, or what has been termed the “Digital Divide”, demonstrates that many rural households with Internet access still utilize analog dial-up connections for Internet access. As a result, the Company believes there is a significant market opportunity which is not currently being met by traditional phone and cable providers.

          The Company believes that the lower broadband penetration rate in rural versus urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over terrestrial-based networks in less densely populated areas. DSL service suffers from distance limitations in less populated areas, and DSL equipment and cable plant upgrades both involve significant upfront capital to deploy their service that is rarely justified in less densely populated rural markets. As a result, there may still be areas that will not be served by cable or DSL at any time in the near future.13 These limitations have generally discouraged broadband deployments and have caused incumbent phone and cable companies to maintain high prices for broadband in the small and rural markets where they offer these services. Where broadband has been deployed, rural areas have experienced rapid growth in home broadband uptake, and in the past three years the gap between rural and non-rural in-home broadband adoption, though still substantial, has narrowed.

9 Pew Internet & American Life Project, Home Broadband Adoption June 2009

10 United States Government Accountability Office, Telecommunications, May 2006 and Pew Internet & American Life Project, Home Broadband Adoption 2006

11 Pew Internet & American Life Project, Home Broadband Adoption 2007

12 Pew Internet & American Life Project, Home Broadband Adoption 2007

13 Frost & Sullivan, Satellite and its Place Amongst Competing Broadband Technologies 2005

Service Offerings

          Broadband

          KeyOn provides broadband to homes and businesses for a flat monthly rate under service agreements for either annual or two-year contracts. These services are generally billed monthly, quarterly or annually in advance.

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

          WiMAX Deployments

          KeyOn’s wireless broadband service today is provided to subscribers over primarily unlicensed spectrum in the 2.4 GHz band. The Company is in the process of introducing WiMAX networks. WiMAX is an international network technology standard that provides efficient use of spectrum, interoperability of manufacturers’ equipment, high-bandwidth throughput and self-installation by end users. Global WiMAX subscribers are expected to grow from an estimated 3.8 million by the end of 2009 to 92.3 million in 2015, a compound annual growth rate of 69%.15

          In November of 2007, we were awarded a non-exclusive license to operate in the 3.65GHz spectrum band. The Company initially launched a WiMAX pilot in one of the Company’s markets in southern Nevada to confirm the viability of fixed and nomadic broadband wireless services using WiMAX technology in the 3.65 GHz band. Having successfully completed the pilot, the Company intends to commercially market the services to its customers. KeyOn also successfully tested VoIP services on the 3.65 GHz WiMAX platform to provide an integrated voice and data solution to its customers.

          By using WiMAX-based equipment as an adjunct to its existing fixed-wireless networks, the Company expects to create a superior service offering, including nomadic or portable data services. The advantages of deploying WiMAX technology based on a global standard, include higher data speeds, greater spectral efficiency, advanced nomadic services with self-installation features, global economies of scale and forward compatibility with the mobile WiMAX (802.16 (e) standard). In addition, with the certification of network standards and profiles to standards, network equipment costs should continue to decrease. The resulting interoperability of hardware will not only accelerate downward pricing, but will also afford service providers greater vendor selection and potential roaming revenues.

          Additional spectrum allocation for unlicensed applications has recently been made available. In 2007, the FCC released 50 MHz of spectrum in the 3.65 GHz band to facilitate “rapid expansion of broadband services in America’s rural heartland.” The FCC requires the approved licensees to register their base stations in a common database and to deploy FCC certified equipment that incorporates specific protocols. There are several benefits of using 3.65 GHz spectrum:

•	The spectrum band is relatively unused;

•

The obligation to register the base stations with the FCC creates an orderly process to manage interference, should multiple operators want to access the spectrum. Additionally, when utilizing the upper portion of the 3.65 GHz, spectrum, operators’ networks are required to talk with each other to eliminate any interference; and,

•	3.5 GHz band is already being used in other countries and requires relatively little customization for deployment in the United States.

15 The Yankee Group, The WiMAX Guide, November 2009 edition

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

Incumbent Local Exchange Carrier and Cable Companies

          KeyOn faces competition from ILECs in the small markets in the Midwest and West. In particular, the Company generally faces competition from companies such as Qwest Communications International Inc., AT&T Inc. and smaller regional or local phone companies. If the market has a significant population density (35,000 - 50,000+), the larger ILECs have typically deployed DSL in the one central office (CO) in the market. DSL deployments by smaller regional and local phone companies vary; however, the Company believes that all providers of DSL are restricted by DSL’s physical distance limitations.

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

Wireless Broadband Service Providers

          KeyOn also faces competition from other wireless broadband providers that use unlicensed or licensed spectrum. For example, there may be a locally owned “mom and pop” wireless broadband operator present in the market offering local services. The Company believes that most of these operators lack the operating scale and thus are burdened with significant costs or inefficient operations.

          Wireless broadband competition may also come from local governments, universities, and municipalities that provide “WiFi” networks over unlicensed spectrum. These services are occasionally characterized as public-private partnerships and may be partially subsidized. In some cases, they are offered to subscribers at no cost at all. Additionally, Cablevision and Time Warner Cable began offering WiFi to their existing cable-modem broadband customers throughout parts of their cable network footprint.

          In addition, the Clearwire Corporation (“Clearwire”) also offers wireless high speed Internet access utilizing pre-WiMAX-based technology in 46 markets in the United States and WiMAX technology in up to 120 million people in major metropolitan markets including- Baltimore, MD Portland, OR, Atlanta, GA, Philadelphia, PA, Las Vegas, NV, and Houston, TX, among others by the end of 2010. In terms of both domestic deployments and subscribers, Clearwire is the largest company providing 4G WiMAX data services. Clearwire is focused primarily on larger population centers, underscoring the significant market opportunity available to the Company in serving underserved rural markets.

Satellite

          Satellite providers such as WildBlue Communications, Inc., (agreed to be purchased by ViaSat, Inc., in October 2009 for approximately $568 million) and Hughes Network Systems, LLC also offer broadband data services in rural and underserved markets. Although satellite has the capability to serve a large geographic area, the service levels can be impaired by the distance the signal travels to and from the satellite. Communication delays, or latency, can significantly inhibit satellite providers’ ability to offer advanced services, such as voice over Internet Protocol (VoIP) and online gaming. According to research conducted by Pike & Fischer, satellite broadband is projected to serve only 1.3 million households by 2012, up from 600,000 subscribers currently being served by satellite broadband. Satellite remains a broadband access service of last resort, due to its inherent latency and high price for equipment and service. KeyOn believes its services can be provided to its target customers more efficiently and at more competitive prices than satellite broadband services and as a result, it does not compete effectively with fixed wireless broadband.

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

Other

          Other emerging technologies, such as long-term evolution (LTE), may also play a role in the evolving broadband services market. The LTE standard is the preferred choice for most existing cellular operators and should serve as the technology platform for mobile broadband services. Deployments using LTE to date have consisted largely of trials. It appears commercial deployments will focus on markets with significant populations and subscriber densities while the LTE “ecosystem” emerges from its formative stages. The mobile broadband opportunity has resulted in new entrants from the cable industry. Cox Communications has begun building Greenfield networks and companies such as Comcast, Time Warner and Brighthouse are re-selling wireless broadband services utilizing Clearwire’s network. Finally, power and distribution companies have attempted to provide broadband services over their existing power lines, though without much commercial success. It is possible that over time with the further development of technology, broadband over power lines may prove to be a means of providing competitive broadband services.

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

Regulatory Matters

          Wireless broadband services are subject to regulation by the Federal Communications Commission (FCC). At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. State regulatory commissions have jurisdiction over many aspects of intrastate telecommunications. Municipalities may regulate limited aspects of KeyOn’s business by, for example, imposing zoning requirements and requiring installation permits.

Telecommunications Regulation

          KeyOn’s wireless broadband systems can be used to provide Internet access service, interconnected VoIP service and virtual private networks, or VPNs.

          The FCC has classified Internet access service as an interstate information service that is subject to regulation under Title I of the Communications Act of 1934, as amended, or the Communications Act. Accordingly, most regulations that apply to telephone companies and other common carriers under Title II of the Communications Act do not apply to KeyOn’s wireless broadband Internet access service. For example, KeyOn is not required to file tariffs with the FCC, setting forth the rates, terms, and conditions of its Internet access service.

          The FCC is conducting a comprehensive proceeding to address all types of Internet protocol-enabled services, including Internet access service and interconnected VoIP service, and to consider what regulations, if any, should be applied to such services, as use of broadband services becomes more widespread. A number of obligations have been imposed on both broadband Internet access and interconnected VoIP service providers. Some of the more significant of these are discussed below.

          In June 2005, the FCC adopted the first set of regulations in this comprehensive Internet protocol-enabled proceeding, imposing enhanced 911-related requirements on interconnected VoIP service providers as a condition of offering such service to consumers. The FCC defined “interconnected VoIP service” as voice service that:

•	enables real-time, two-way voice communications;

•	requires a broadband connection from the user’s location;

•	requires Internet protocol-compatible customer premises equipment; and

•	permits users generally to receive calls that originate on and terminate to the public switched telephone network.

          Effective November 28, 2005, all interconnected VoIP providers are required to transmit, through the wireline network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point that is capable of receiving and processing that information. In addition, all interconnected VoIP providers must have a process to obtain a subscriber’s registered location prior to activating service, and must allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to prominently and in plain English advise subscribers of the manner in which dialing 911 using VoIP service is different from dialing 911 service using traditional telephone service, and to provide warning labels with VoIP equipment. A rulemaking proceeding is pending before the FCC considering whether to impose additional 911-related obligations on interconnected VoIP providers. (Interconnected VoIP providers are also required to transmit 711 calls to appropriate telecommunications relay service providers for the deaf.)

          On August 5, 2005, the FCC adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to the Communications Assistance for Law Enforcement Act (CALEA), which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The FCC required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA requirements by May 14, 2007. On May 3, 2006, the FCC adopted an additional Order addressing CALEA compliance obligations of these providers, which Order concluded, among other things, that interconnected VoIP providers may use certain third parties to satisfy CALEA obligations and adopted interim progress report filing obligations.

          On June 27, 2006, the FCC released an Order addressing USF fee obligations of interconnected VoIP service providers. The FCC amended the USF rules to require providers of interconnected VoIP service to contribute to the USF under the existing contribution methodology. Interconnected VoIP providers must report and contribute to the USF on all their interstate and international end-user telecommunications revenues. The proposed USF fee rate for the first and second quarters of 2010 is 14.1% and 15.3%, respectively, of gross revenues derived from the provision of interstate telecommunications or interconnected VoIP to end users. Beginning in late 2007, similar fees used to support interstate telecommunications relay service providers and the administration of numbering resources, number portability, and the costs of FCC regulation also apply to interconnected VoIP providers as well.

          All interconnected VoIP providers must file a FCC Form 499-A with the FCC for registration purposes even if they qualify for the de minimis exemption for contribution purposes. Interconnected VoIP service also may be subject to state and local taxation. Providers of Internet access are not currently required to contribute to universal service. However, as directed by Congress as part of the American Recovery and Reinvestment Act of 2009, the FCC delivered to Congress on March 16, 2010, a National Broadband Plan to ensure that every American has “access to broadband capability” (National Broadband Plan). The National Broadband Plan recommends that the FCC review its rules regarding universal service contributions given the rising importance of Internet access.

          In a decision released April 2, 2007, the FCC determined that interconnected VoIP providers should be subject to its rules implementing Section 222(c) of the Communications Act, which governs telecommunications carriers’ use of customer proprietary network information, or CPNI. CPNI is customer-specific information derived from the provision of telecommunications service, including call detail and caller location information. FCC rules permit carriers and interconnected VoIP providers to use CPNI to market the services they already provide to customers, and for limited service-related and fraud prevention purposes, without prior customer approval. All other uses or third party disclosure of CPNI generally require prior customer approval, as follows: service providers, either themselves or through agents, may use CPNI to market other communications-related services through “opt-out” consent such that the service provider may use CPNI unless the customer affirmatively instructs the service provider otherwise; all other use or third party disclosure of CPNI, including any use of location information, requires “opt-in” approval whereby a service provider may not use or disclose CPNI without the customer’s express affirmative permission. The FCC rules also require that carriers and interconnected VoIP providers implement personnel, network and related safeguards to protect CPNI from unauthorized third party disclosure, and certify their compliance to the FCC annually. Providers of Internet access are not currently subject to CPNI rules, but the FCC is considering whether to impose such requirements in a pending rulemaking proceeding.

          On October 22, 2009, the FCC initiated a rulemaking and proposed to adopt so-called “net neutrality” or “open Internet” rules that would prevent Internet service providers (“ISPs”) from interfering with consumers’: (a) ability to send or receive lawful content over the Internet; (b) ability to run the services and applications of their choice; (c) ability to connect their choice of lawful devices that do not harm the ISP’s network; and (d) entitlement to competition among network providers, application providers, service providers and content providers. The rulemaking also proposes to require ISPs to adhere to new nondiscrimination and transparency principles, but would allow ISPs to employ reasonable network management to address, among other things, network congestion and unlawful transfers of content. The FCC’s proposals also could limit the ability of ISPs to enter into agreements with website owners for “premium” or “fast-lane” delivery of content and quality-of-service guarantees on the open Internet (as distinct from “specialized” or “managed” services). In the proceeding, the FCC also is exploring whether different rules should apply to wireless Internet access providers given the spectrum constraints that they face in delivering their services. The FCC is expected to finalize its rules in 2010. The FCC’s statutory authority to adopt net neutrality rules has been challenged in a case pending before the U.S. Court of Appeals for the District of Columbia Circuit. In the event the court determines the FCC lacks authority in this area, it is possible that Congress will intervene to establish FCC jurisdiction or adopt net neutrality legislation. We cannot predict whether Congress or the FCC will adopt rules regarding net neutrality that may limit ISPs’ flexibility to provide services.

          Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and generally applicable Federal Trade Commission consumer protection rules.

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

Spectrum Regulation

          The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On June 7, 2007, the FCC issued a Memorandum Opinion and Order regarding rules for the 3650-3700 MHz spectrum band. Currently, this band is allocated for use to an unlimited number of operators pursuant to a link registration process. Similarly, the FCC has modified regulation in the 2.5 GHz BRS/EBS spectrum band and, from time to time, can modify or change spectrum allocations pursuant to rulemaking proceedings. KeyOn believes that the FCC is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help the Company implement its existing and future business plans.

          The National Broadband Plan includes recommendations designed to make more spectrum available for broadband, 500 MHz within 10 years from federal and non-federal sources, including 300 MHz by 2015. The availability of new spectrum could increase competition. We cannot predict whether Congress or the FCC will adopt or implement any of the Plan’s recommendations or how any such actions might affect our business.

Internet Taxation

          The Internet Tax Freedom Act of 1998 imposed a temporary moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Congress has twice extended the Internet Tax Freedom Act moratorium, which now is effective until November 1, 2014 unless further extended. States that taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect KeyOn’s business.

Employees

          As of April 13, 2010, the Company had 54 full-time employees. Of these employees, approximately, 14 serve in customer service and support positions, 23 serve as network engineers and field technicians, 10 serve in accounting and administrative positions and 4 serve in sales and marketing positions. None of KeyOn’s employees is subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 1A. Risk Factors

Certain Risks and Uncertainties

          Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. The Company’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company’s control. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

          In order to successfully execute on both its acquisition strategy and organic growth strategy, KeyOn will need to continue to build its infrastructure and operational capabilities. The Company’s ability to do any of these successfully could be affected by any one or more of the following factors:

•

the Company’s ability to successfully negotiate with potential acquisition targets, including the targets’ willingness to accept consideration such as cash, debt, the Company’s common stock or a combination thereof;

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

          KeyOn seeks to expand by acquiring businesses, including those in its current or new geographic markets. The Company cannot accurately predict the timing, size and success of its acquisition efforts and the associated capital commitments that might be required. The Company expects to face competition for acquisitions, which may limit the number of acquisition opportunities available and may lead to higher acquisition prices. KeyOn may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, such acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	inability to timely and cost-effectively integrate acquired operations;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment, networks and personnel; and

•	risks associated with unanticipated events, liabilities or contingencies.

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

          The Company has incurred losses since it was launched in 2002. Moreover, in each of 2009 and 2008, KeyOn recorded net losses of $6,595,702 and $8,050,358, respectively. The Company cannot anticipate when, if ever, its operations will become net cash-flow positive. The Company may incur net losses as it integrates acquisitions, introduces new network equipment, increases its marketing for organic subscriber growth and pursues other aspects of its business strategy.

          The opportunity to receive federal grants and loans under the American Recovery and Reinvestment Act of 2009 is a highly competitive process, and there are no assurances that the Company will have any measure of success with its applications.

          While the Company believes it has submitted what it believes to be compelling applications under the BIP, there is no guarantee that the Company will be successfully awarded any of the funds that it is seeking. This is a highly competitive process in which only 68 awards were made by the RUS out of a total of over 1,200 BIP eligible applications. As a contrast to Round One, Round Two applications do not have an official due diligence phase, which places even greater importance on the initial application submissions. As a result, there can be no assurances that the Company will be successful in Round Two or that it will receive any grants and loans under BIP. If the Company is not successful in Round Two of the BIP, the Company will pursue growth through acquisitions and organic growth and may face additional competition from service providers who do receive BIP funding.

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

          The Company utilizes primarily unlicensed spectrum, which is subject to intense competition, low barriers of entry and potential interference from multiple competing users.

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

          In certain markets, the Company intends to provide mobile or nomadic service by using technologies such as WiMAX and licensed spectrum. If unlicensed spectrum bands, are insufficient to use for the deployment of such services, the Company may need to secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of management resources, and may require the Company to incur significant indebtedness or secure additional capital. KeyOn may not be successful in its efforts to secure spectrum acquisition financing or be able to acquire, lease or maintain, either from third parties or through a licensed spectrum auction, the spectrum necessary to execute its strategy.

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

•

fourth generation, or 4G, cellular, personal communications service, or PCS, and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over the Company’s services;

•	Internet service providers offering dial-up Internet connectivity;

•	providers of VoIP telephone services;

•	satellite providers offering or developing broadband connectivity; and

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines.

Additionally, as a result of the broadband funding initiatives of the American Recovery and Reinvestment Act of 2009, existing and prospective competitors who receive an award could have greater financial wherewithal and adopt technologies or business plans similar to KeyOn’s, or seek other means to develop services competitive with the Company, particularly if the Company’s services prove to be attractive in its target markets. This competition may make it difficult for the Company to attract and retain subscribers.

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

          In addition to the personnel the Company has on staff, KeyOn also depends on a limited number of third party suppliers to produce and deliver services required for its networks. The Company does not maintain any long-term supply contracts with its equipment manufacturers and distributors. In addition, KeyOn relies on providers of Internet bandwidth in order to transport data traffic on its networks onto the public Internet. If a manufacturer or other provider does not satisfy KeyOn’s requirements, or if KeyOn loses a manufacturer or any other significant provider, it may have insufficient network equipment for delivery to subscribers and for installation or maintenance of its infrastructure, and the Company may be forced to suspend the deployment of its network and growth of new subscribers, thus impairing future growth. KeyOn also currently contracts with third-party providers for certain video and VoIP services and relies on those services to be compliant with all relevant regulatory requirements. To the extent these third-party providers are unable to meet either KeyOn’s or the regulatory requirements, KeyOn may be forced to suspend the deployment of these services, thus impairing future revenue growth.

          The Company’s inability to use shares of its common stock to finance future acquisitions could impair the growth and expansion of its business.

          The extent to which KeyOn will be able or willing to use shares of its common stock to consummate acquisitions will depend on:

•	the market value of the Company’s securities, which will vary;

•	the willingness of potential sellers to accept shares of the Company’s common stock as full or partial payment for their business.

          Using shares of KeyOn’s common stock for this purpose may also result in significant dilution to the Company’s then existing stockholders. To the extent that the Company is unable to use its common stock to make future acquisitions, KeyOn’s ability to grow through acquisitions may be limited to the extent that the Company will have to utilize existing capital.

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

          On February 1, 2010, the Company, and an institutional investor (the “Buyer”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued the Buyer a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”), which Note is convertible into shares preferred stock of the Company. A portion on the proceeds was used to repay the Loan with Sun West Bank in full. The Note has a principal amount of $15,000,000, bears interest at a rate of 8% per annum and matures on February 5, 2015. The Company’s obligations under the second promissory note are secured by a perfected security interest in all of the assets and property of the Company, including the stock of its subsidiaries.

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

          Our indebtedness, restrictive debt covenants and recent agreement to issue shares of preferred stock could limit our financing options and liquidity position, which would limit our ability to grow our business. Further, failure to comply with the debt covenants could have a material adverse effect on our business.

          In February 2010 we issued a secured convertible promissory note due February 5, 2015 in an aggregate principal amount of $15,000,000, which Note is convertible into shares of Series Cal Cap Preferred Stock (the “Series Cal Cap Preferred Stock”). The terms of this Note could have negative consequences to the holders of our common stock, such as:

•

repayment of the Notes in cash and the payment of cash dividends to the holders of the Series Cal Cap Preferred Stock could reduce the funds available to us for our operations, acquisitions, product development or other corporate initiatives and limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our debt service obligations could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures;

•

in the event that we are unable to repay the outstanding borrowings under the Note when due or otherwise default on the terms of the Note, the holders of the Note have the right to proceed against the collateral granted to them, including all of our personal property, equipment and deposit accounts; and

•	our vulnerability to general economic downturns and adverse industry conditions is increased.

          Further, covenants in the Note impose operating and financial restrictions on us. Compliance with these covenants may prevent us from engaging in transactions that might otherwise be considered beneficial. The covenants prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	permit liens on or conduct sales of assets;

•

incur additional indebtedness, which may be necessary to pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unknown at this time;

•	sell interests in any of our subsidiaries;

•	pay dividends to holders of our common stock;

•	issue shares of preferred stock other than the issuance of any shares of Series Cal Cap Preferred Stock in connection with the conversion of the Note;

•	engage in transactions with affiliates; and

•	enter into or change any business other than that carried on or contemplated on the date of the issuance of the Note.

          Because of the significance of our outstanding indebtedness, debt covenant compliance is important to our operations. The Note is a primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives and working capital needs. Failure to comply with the covenants listed above could result in an event of default which, if not cured or waived, could have a material adverse effect on our business.

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

•

the availability of competing technology, such as cable modems, DSL, fourth-generation cellular, satellite, wireless Internet service and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by the Company.

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

          KeyOn is highly dependent on the continued services of its chief executive officer and president, Jonathan Snyder and its chief operating officer, A. Robert Handell. Loss of the services of any of these individuals could adversely impact KeyOn’s operations. While KeyOn maintains a “key man” insurance policy for Jonathan Snyder, neither Jonathan Snyder nor A. Robert Handell is currently bound by employment agreements. As a result, the Company cannot guarantee that either of these persons will stay with the Company for any definite period.

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

          Although KeyOn takes certain measures to guard against unauthorized access to its network, it may be unable to anticipate or implement adequate preventive measures against unauthorized access. Unauthorized parties may overcome the Company’s encryption and security systems and obtain access to data on its network, including on a device connected to its network. In addition, because KeyOn operates and controls its network and its subscribers’ Internet connectivity, unauthorized access of KeyOn’s network could result in damage to its network and to the computers or other devices used by KeyOn’s subscribers. An actual or perceived breach of network security, regardless of whether the breach is the Company’s fault, could harm public perception of the effectiveness of its security measures, adversely affect the ability to attract and retain subscribers, expose the Company to significant liability and adversely affect the Company’s business prospects.

Risks Relating to the Company’s Industry

          The licensing of additional spectrum in the companies’ markets by the FCC could introduce additional competition.

          The FCC regulates the spectrum bands in which the companies and their competitors operate. The FCC can make additional spectrum available for use or change the way existing spectrum is regulated, which may hamper the ability of the companies to offer their services or result in additional competitors entering the companies’ markets and providing services that may directly compete with the companies’ offerings. There are several spectrum bands that the FCC has recently licensed under rules that may make them suitable for offering data, voice and video services, but which largely have yet to be deployed in the companies’ markets. In addition, the FCC is presently considering the licensing of additional spectrum that may be suitable for offering services that will compete with the companies’. Section 6001(k) of the American Recovery and Reinvestment Act of 2009 required the creation of the National Broadband Plan by the FCC, which was announced on March 17, 2010. One of the many specific goals of the plan was to make approximately 500 MHz of wireless spectrum available over the next ten years, 300MHz of which is intended to be made available by 2015 through additional auctions or other means. There are no assurances that Company will be successful in acquiring any additional spectrum or that we will be adequately capitalized to do so. The future availability of this and other spectrum may result in additional competition into our markets.

          Additionally, KeyOn has received the FCC’s approval to operate in the 3.65 GHz band on a nationwide, non-exclusive basis. This band, which recently became available for commercial use, may bring additional competition to the companies’ markets as more companies are awarded approval to operate on a non-exclusive basis.

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

          In addition, the Federal Communications Commission or other regulatory authorities may in the future restrict the Company’s ability to manage subscribers’ use of its network, thereby limiting the Company’s ability to prevent or address subscribers’ excessive bandwidth demands. To maintain the quality of its network and user experience, the Company may manage the bandwidth used by its subscribers’ applications, in part by restricting the types of applications that may be used over the Company’s network. If the Federal Communications Commission or other regulatory authorities were to adopt regulations that constrain the Company’s ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of its services for all subscribers. Such decline in the quality of the Company’s services could harm its business.

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

          Third parties may assert infringement or other intellectual property claims against KeyOn. The Company may have to pay substantial damages, including damages for past infringement if it is ultimately determined that the Company’s services infringe a third party’s proprietary rights. Further, KeyOn may be prohibited from selling or providing some of its services before it obtains additional licenses, which, if available at all, may require KeyOn to pay substantial royalties or licensing fees and divert much needed financial resources. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against KeyOn could cause the Company’s business to be harmed and the Company’s stock price to decline.

Risks Relating to the Company’s Common Stock

          The conversion of the Note and our Series Cal Cap Preferred Stock could have a dilutive impact on our stockholders and a significant negative impact on the market price of our common stock.

          The holders of the Note may elect to convert all or a portion of our indebtedness then outstanding under the Note into that number of shares of Series Cal Cap Preferred Stock which is equal to the quotient obtained by dividing (a) the sum of (i) the then outstanding principal amount of the Note and (ii) any accrued but unpaid interest thereon elected by the Note holders to be so converted by (b) the lesser of (i) $0.75 and (ii) the average volume weighted average price of our common stock for the 40 trading days following March 3, 2010 (such lesser price, the “Note Conversion Price”). Further, in the event that any indebtedness under the Note remains outstanding on its maturity date, the Note holders may elect to convert the principal amount then outstanding and any accrued but unpaid interest thereon into that number of shares of Series Cal Cap Preferred Stock that is equal to the quotient obtained by dividing (a) the sum of (i) the then outstanding principal amount of the Note and (ii) any accrued but unpaid interest thereon elected by the Note holders to be so converted by (b) the Note Conversion Price. If after September 30, 2010, the volume weighted average for each of any 10 consecutive trading days exceeds the product of (a) 5 and (b) the Note Conversion Price, we may require the Note holders to convert all or part of the then outstanding principal amount of the Note plus any accrued but unpaid interest thereon, into that number of shares of common stock that is equal to the quotient obtained by dividing (a) the sum of (i) the then outstanding principal amount of the Note and (ii) all accrued but unpaid interest specified in the notice by (b) the Note Conversion Price.

          Since we cannot predict the future trading price of our common stock, we cannot estimate the number of shares of Series Cal Cap Preferred Stock or common stock that will be issued upon conversion of the Note and the number of shares of common stock that will be issued upon conversion of the Series Cal Cap Preferred Stock (such future converted shares of common stock, together with the shares of common stock issued upon conversion of the Series Cal Cap Preferred Stock, the “Converted Common Shares”). However, we believe that the sale or availability for sale of the Converted Common Shares in the public market could depress the market price of our common stock and would have a dilutive impact on our stockholders. As a result, our net loss per share could increase in future periods, and the market price of our common stock could decline. Additionally, the sale or availability for sale of the Converted Common Shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms and could limit the annual amount of net operating loss carryforwards that could be utilized. Furthermore, we may be required to register for resale the shares of common stock underlying the shares of Series Cal Cap Preferred Stock. Holders of the registered underlying shares could then resell the shares immediately upon issuance, resulting in immediate significant downward pressure on our stock.

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

The Company’s executive officers and directors, and entities affiliated with them, control approximately 24% of the Company’s outstanding common stock, including exercisable stock options held by them. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of the Company’s stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control, which might be in your best interest, but which might negatively affect the market price of the Company’s common stock. Additionally, on February 5, 2010, the Company issued a secured convertible promissory note (the “Note”) in the amount of $15 million to one holder. The Note is convertible at the option of the holder at any time prior to maturity into preferred or common stock. To the extent such conversion is effectuated, the holder may hold a substantial amount of either common or preferred stock and, therefore exercise significant control over the Company’s corporate governance and affairs, which may result in the Company taking actions with which you do not agree.

          The Company is subject to financial reporting and other requirements for which the Company’s accounting, internal audit and other management systems and resources may not be adequately prepared.

          On August 9, 2007, the Company became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404, the Company will be required, starting in the fiscal year ending December 31, 2010, to conduct an annual management assessment of the effectiveness of its internal controls over financial reporting and to obtain a report by its independent auditors addressing these assessments. The requirements of these rules and regulations will increase the Company’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will place significant demands on management, administrative, operational, internal audit and accounting systems and resources. In connection with these requirements, the Company anticipates that it will need to:

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

Item 2. Properties

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

          The Company leases approximately 550 square feet of office space for a field office in Grand Junction, Colorado for $400 per month. The current lease term expires on November 30, 2010.

          The Company leases approximately 2,400 square feet of office space for a field office in Centerville, Iowa for approximately $800 per month. The current lease term expires on July 31, 2010.

          The Company leases approximately 1,200 square feet of office space for a field office in Wolfforth, Texas for $525 per month on a month-to-month basis.

          The Company lease approximately 460 square feet of office space for a field office in Fort Worth, Texas for $585 per month. The current lease term expires on November 30, 2012.

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

          KeyOn was previously involved in litigation as a third-party defendant in a lawsuit initially filed by a former wholesale partner against KeyOn’s existing wholesale partner. KeyOn reasonably believed that the amount of exposure is nominal and further believed that the claim is specious based on the fact that a non-contract claim was asserted despite an existing contractual relationship. On or about March 15, 2010 the Defendant/Third-Party Plaintiff filed a Stipulation and Order for dismissal with prejudice of the Company, releasing KeyOn from any and all claims, resulting in a successful termination of this matter.

Item 4. (Removed and Reserved).

          Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low

March 31, 2009	$0.17	$0.04
June 30, 2009	$1.50	$0.04
September 30, 2009	$1.88	$0.73
December 31, 2009	$2.56	$1.55

          The last reported sales price of KeyOn’s common stock on the OTC Bulletin Board on April 12, 2010, was $0.90 per share. As of April 12, 2010, there were approximately 125 holders of record of the Company’s common stock.

          The Company has neither paid nor declared dividends on its common stock since its inception and does not plan to pay dividends on its common stock in the foreseeable future. The Company expects that any earnings which it may realize will be retained to finance its growth. There can be no assurance that the Company will ever pay dividends on its common stock. The Company’s dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including the Company’s earnings, financial requirements and general business conditions. Notwithstanding the foregoing, pursuant to that certain secured convertible promissory note issued on February 5, 2010, the Company is prohibited from declaring or paying any dividends or making any distributions other than dividends on the authorized, but presently unissued Series of Cal Cap Preferred Stock.

Equity Compensation Plan Information

          The following table provides information as of December 31, 2009 about compensation plans under which shares of the Company’s common stock may be issued to employees, consultants or members of the Company’s Board of Directors upon exercise of options, warrants or rights under all of the Company’s existing equity compensation plans. The Company’s existing equity compensation plans consist of the Company’s 2007 Incentive Stock and Awards Plan in which all of the Company’s employees and directors are eligible to participate.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders	244,000	$0.72	0
Equity compensation plans not approved by stockholders	—	—	—
All plans	244,000	$0.72	0

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fiscal year of 2009.

•

On May 11, 2009 we issued 2,120,000 shares to Liviakis Financial Communications, Inc, in exchange for $106,000 worth of services to be performed pursuant to a one-year consulting agreement for an effective price of $0.05 per share.

•

On May 14, 2009, we entered into subscription agreements whereby the Company agreed to issue 731,317 shares of its common stock at a price per share of $0.19, for an aggregate purchase price of $138,950.23.

•

On May 28, 2009, we entered into subscription agreements whereby the Company agreed to issue 600,000 shares of its common stock at a price per share of $0.25, for an aggregate purchase price of $150,000.

•

On June 5, 2009, we entered into subscription agreements whereby the Company agreed to issue 650,000 shares of its common stock at a price per share of $0.50, and 325,000 warrants to purchase common stock with an exercise price of $0.75 per share, for an aggregate purchase price of $325,000.

•

On or about July 18, 2009, we entered into subscription agreements whereby the Company agreed to issue 1,400,000 shares of its common stock at a price per share of $0.50, and 700,000 warrants to purchase common stock with an exercise price of $0.75 per share, for an aggregate purchase price of $700,000.

•	On July 21, 2009, we issued 50,000 shares of common stock in exchange for consulting services valued at $25,000 for an effective share price of $0.50.

•

On or about August 20, 2009, we entered into subscription agreements whereby the Company agreed to issue 1,655,000 shares of its common stock at a price per share of $0.50, and 827,500 warrants to purchase common stock with an exercise price of $0.75 per share, for an aggregate purchase price of $827,500.

•	On August 20, 2009, we issued $15,000 shares as consideration for $7,500 of consulting services for an effective price of $0.50.

•	On August 31, 2009, we issued 2,376,090 shares of common stock in exchange for a reduction of notes payable and interest payable liability of $1,188,042.

•	On September 30, 2009, we issued 1,316,979 shares of common stock in exchange for a reduction of notes payable and interest payable liability of $329,244.

•	October 9. 2009, we issued 80,000 shares of common stock pursuant to a restricted stock agreement on behalf of a former executive of the Company.

•

On October 27, 2009, we entered into subscription agreements whereby the Company agreed to issue 626,667 shares of its common stock at a price per share of $1.50 for an aggregate purchase price of $940,000.

•	On October 27, 2009, we issued 75,000 shares of common stock in exchange for consulting services valued at $50,000 for an effective price of $1.50 per share.

•	On December 2, 2009, we issued 27,778 shares in exchange for $61,945 of consulting services for an effective price of $2.23 per share.

•	On December 4, 2009, we issued 33,388 shares in connection with an asset purchase agreement for an effective price of $1.99 per share.

•	On December 2, 2009, we issued 27,778 shares in exchange for $41,667 of consulting services for an effective price of $1.50 per share.

•	On December 4, 2009, we issued 33,388 shares in connection with an asset purchase agreement for an effective price of $2.35 per share.

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

Item 6. Selected Financial Data

          Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP services to both residential and business subscribers. We have grown our business through the acquisitions of wireless broadband companies operating contiguous or adjacent to our existing operations and the organic growth of our subscriber base. In November 2009, we acquired substantially all of the assets of SkyWi, Inc., a provider of wireless broadband services to rural communities in north central Texas. Over the past 4 years, and continuing into 2010, we have acquired sevencompanies, including the assets of SkyWi, which have increased our subscriber base and expanded our network footprint. Our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas.

          In the face of a challenging capital market environment, we achieved numerous milestones during 2009, including financial, operational and strategic aspects of our business. A significant milestone was achieved in February of 2010 when we raised $15 million through the issuance of a secured convertible promissory note. The Company’s obligations under the secured convertible promissory note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiary. This financing was the Company’s largest single financing in its history, allowed for the repayment of a $4 million loan, and provides the Company with sufficient capital to pursue growth and other strategic initiatives in 2010.

          Financial

          Since May 2009, the Company successfully raised approximately $3.4 million in common equity, including the exercise of warrants. In June 2009, we were able to make a principal payment of $450,000 and amend the terms of our loan with our senior lender Sun West Bank, including the extension of the maturity to June 2015. By the end of September 2009, the Company successfully eliminated over $1.5 million of subordinated secured debt through conversion into equity, further reducing the Company’s liabilities and strengthening its balance sheet. Furthermore, as a result of cost cutting and efficiency initiatives implemented during the year, the Company generated positive EBITDA in the first and second quarters and slightly negative in the third quarter of 2009.

          Operational

          In June 2009, we began the deployment of a new OSS from Logisense Corporation. In September 2009, we announced the roll-out of Google Apps, a comprehensive hosted tool-set which includes email and calendar functions, to our current subscriber base and will use this platform going forward. These deployments resulted in a more efficient workforce as well an expanded suite of related services to our customers.

          Strategic

          The passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP) created a new opportunity for us to potentially access federal grants and loans for the build-out of4G WiMAX networks in underserved and eligible markets. Despite the substantial efforts in furtherance of Round One of the BIP, including the submission of eleven applications totaling approximately $150 million, the advancement of all of our applications to “phase two due diligence” and the securing of approximately $90 million of contingent third-party financing, none of our applications were awarded. Based on the significant opportunity to expand our footprint, increase subscribers and grow revenues and our experience in Round One, management continues to believe that participation in the BIP is a unique strategic opportunity that, if successful, should result in the creation of additional significant shareholder value. To this end, on March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America. Provided it is successful in its applications, we have arranged to contribute up to $163 million of outside capital to some of the smallest communities in the United States to ensure the sustainability of its projects.

          In September 2009, we launched our Rural UnFi acquisition program. We completed one acquisition in the fourth quarter of 2009 and two others in 2010, allowing the Company to grow subscribers, revenues and EBITDA. The Company remains in active dialogue with numerous targets and while management is unable to offer assurances as to the future success of the program, it believes it is well-positioned to continue to succeed in this initiative.

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

          Operating costs and expenses consist of payroll and related expenses, network operating costs, marketing and advertising, professional fees, installation expense and general and administrative expenses. Payroll expenses consist of personnel costs, including salaries, benefits, employer taxes, bonuses and stock compensation expenses across our functional areas: executive, customer support, engineering, accounting and billing, marketing, and local market operational staff.

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

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

          Revenues. During the year ended December 31, 2009, we recognized revenues of $6,898,232 compared to revenues of $7,793,740 during the year ended December 31, 2008, representing a decrease of approximately 11%. This decrease was the result of decline in our customer base. While customer disconnects have remained stable, we have spent limited marketing dollars to acquire new subscribers. In the first quarter of 2009, we initiated a cost restructuring plan which had been focused on maintaining our current customer base and resulted in a reduction in our marketing and other corporate expenses. However, in the fourth quarter of 2009, we began to increase our marketing expenses in an effort to restart the growth in our subscriber base and expect these initiatives to continue in 2010.

          Operating Loss. Operating expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense and professional fees totaled $11,567,350 for the year ended December 31, 2009, as compared to $14,956,694 for the year ended December 31, 2008, representing a decrease of approximately 23%. A majority of this decrease, 72%, was due to $1,041,600 for non-cash stock-based and warrant compensation expenses incurred during the year ended December 31, 2009, as compared to $3,490,503 incurred during the year ended December 31, 2008. Another contributing factor, accounting for 23% of the decrease, was the reduction in salaries and benefits resulting from our previous cost reduction initiatives. The decrease in payroll costs was partially offset by an increase in professional fees for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was due to expenses incurred in connection with our Round One ARRA applications. The remaining decrease of 5% was due to a decrease in marketing expenses slightly offset by some increases in network operating costs during the year ended December 31, 2009. Non-cash expenses including stock-based and warrant compensation expense and stock granted for professional services totaled $1,041,600 for the year ended December 31, 2009, as compared to $3,490,503 for the year ended December 31, 2008. Normalized operating expenses without these non-cash stock compensation expenses would have been $10,525,750 for the year ended December 31, 2009 as compared to $11,466,191 for the year ended December 31, 2008, representing an improvement of 8%. Our actual operating loss margin improved by 24 percentage points from a total operating loss of $4,669,118 in the year ended December 31, 2009 as compared to a loss of $7,162,954 for the year ended December 31, 2008. By removing the non-cash stock compensation and warrant expenses of $1,041,600 for the year ended December 31, 2009 and $3,490,503 for the year ended December 31, 2008, our normalized operating loss margin increased by 5 percentage points from a total normalized operating loss $3,627,518 for the year ended December 31, 2009 as compared to a normalized operating loss of $3,672,451 for the year ended December 31, 2008. The increase in operating loss margin was due primarily to a reduction in revenues and the increase in professional fees with the expenses associated with our Round One BIP application. Our other expense categories remained basically constant year over year.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes which includes stock compensation expenses totaled $3,505,812 for the year ended December 31, 2009, as compared to $6,937,932 for the year ended December 31, 2008, representing a decrease of approximately 49%. A majority of this decrease, 77% was due to the non-cash stock compensation of $682,244 recorded for the year ended December 31, 2009 as compared to $3,337,826 for the year ended December 31, 2008. The remaining portion of the decrease, 23%, was due to our efforts to improve our internal processes which resulted in operating efficiencies.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $2,423,657 for the year ended December 31, 2009, as compared to $2,744,705 for the year ended December 31, 2008, representing a decrease of approximately 12%. This decrease was primarily due to limited new equipment purchases resulting from decreased sales and marketing and fewer new subscribers.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $1,256,053 for the year ended December 31, 2009, as compared to $1,258,826 for the year ended December 31, 2008, representing a decrease of less than 1%.

          Network Operating Costs. Network operating costs, which consist of tower rent, local loop costs and Internet termination expense, totaled $2,804,905 for the year ended December 31, 2009, as compared to $2,751,534 for the year ended December 31, 2008, representing an increase of approximately 2%. The increase was primarily due to a modest increase in our Internet bandwidth costs due to the addition of the SkyWi acquisition and increased contractual rates with one of our providers and a slight increase in our tower maintenance and repair costs.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $86,209 for the year ended December 31, 2009, as compared to $320,812 for the year ended December 31, 2008, representing a decrease of approximately 73%. This decrease was attributed to our concentration on programs to maintain existing customers and obtain new customer referrals from those customers during the year ended December 31, 2009 as compared to the more broad-based marketing plan we employed during the year ended December 31, 2008. We increased our marketing initiatives during the three months ended December 31, 2009, to a total of $44,030, which represented 51% of the total 2009 marketing expenditures. Our marketing costs were 1% of revenue for the year ended December 31, 2009 and 4% for the year ended December 31, 2008, representing a 3 percentage point decrease

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses related to the customer install, totaled $168,761 for the year ended December 31, 2009, as compared to $419,277 for the year ended December 31, 2008, representing a decrease of approximately 60%. Installation volumes decreased by 64%, accounting for the decline in installation expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $1,022,631 for the year ended December 31, 2009, as compared to $393,432 for the year ended December 31, 2008, representing an increase of approximately 160%. During the year ended December 31, 2009, consulting and advisory expenses of $359,356 were recorded as non-cash compensation as compared to $152,677 for the year ended December 31, 2008. Without these non-cash expenses, professional fees for the year ended December 31, 2009, would have been $663,275 as compared to $240,755 for the year ended December 31, 2008, or an increase of 175%. Professional fees incurred in connection with our applications under Round One of the BIP account for all of the increase for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

          Goodwill Asset Impairment. Goodwill asset impairment of $299,322 was expensed for the year ended December 31, 2009, as compared to $97,635 for the year ended December 31, 2008. In the fourth quarter of fiscal 2009 we conducted an impairment test of our goodwill and intangible assets which resulted in $85,906 and a $213,416 impairment charges to the goodwill balances of the subscriber bases obtained in the Pocatello and Speednet acquisitions. As of December 31, 2009, we had $1,341,816 of goodwill and $1,541,152 of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets.

          Cost of DISH Inventory. There was no expense recognized for Cost of DISH inventory for the year ended December 31, 2009 as compared to $32,541 expensed for the year ended December 31, 2008. The expense for DISH inventory is recognized immediately after installation. We began installations as a DISH retailer in January 2008. During the year ended December 31, 2009, as a result of our focus on our existing customers, we did not complete any DISH installations.

          Other Income and Expense. We incurred other income/(expense) of ($1,926,584) for the year ended December 31, 2009, as compared to ($887,404) for the year ended December 31, 2008, representing an increase in expense of 117%. The primary reason for the increase, 114%, resulted from the non-cash “beneficial conversion” expense associated with the secured subordinated notes that matured on August 31, 2009. The “beneficial conversion” non-cash expense resulted from the third amendment on the subordinated secured convertible notes that allowed for conversion at a price that was roughly 50% lower than the prevailing stock price at the eventual time of conversion. The increase in other income and expense was slightly offset by a decrease in interest rate on the Sun West Bank term loan during the year ended December 31, 2009.

          Net Loss. We had a net loss of $6,595,702 for the year ended December 31, 2009, as compared to a net loss of $8,050,358 for the year ended December 31, 2008, representing an improvement of approximately 18%. The major contributing factor of the improved net loss was the non-cash stock-based and warrant compensation expenses offset by the “beneficial conversion” interest expense for the year ended December 31, 2009 of $2,229,642 as compared to $3,490,503 for the year ended December 31, 2008, which accounted for 87% of the improvement. Another contributing factor, accounting for 43% of the improvement in the net loss, was the Company’s cost reduction initiative to reduce operating expenses and create operating efficiencies. The offsetting increase in expenses of 30% is the increase in professional fees incurred in connection with our Round One of the BIP applications. Normalized net loss without the non-cash compensation expenses in payroll and in professional fees and the non-cash beneficial conversion expense would have been $4,366,060 for the year ended December 31, 2009 as compared to $4,559,855 for the year ended December 31, 2008, representing an improvement of 4%. Our net loss margin improved by 8 percentage points from a net loss $6,595,702 for the year ended December 31, 2009 as compared to a net loss of $8,050,358 for the year ended December 31, 2008. By removing the non-cash stock compensation expense of $1,041,600 and the beneficial ownership conversion expense of $1,188,042 for the year ended December 31, 2009 and the non-cash stock compensation expense $3,490,503 for the year ended December 31, 2008, our normalized net loss margin declined by 5 percentage points from a total normalized net loss of $4,366,060 for the year ended December 31, 2009 as compared to a net loss of $4,559,855 for the year ended December 31, 2008. The increase in operating loss margin was due primarily to a reduction in revenues and the increase in professional fees with the spending associated with our applications under Round One of the BIP. Our other expense categories remained basically constant year over year.

Liquidity and Capital Resources

General

          As of December 31, 2009 and 2008, we had cash of $125,083 and $28,032, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $2,220,802 for the year ended December 31, 2009, as compared to net cash used in operating activities of $1,825,314 for the year ended December 31, 2008. This change is primarily attributable to a 23% reduction in the accounts payable balance year over year.

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $141,105 year ended December 31, 2009, as compared to $160,981 for the year ended December 31, 2008. The cash usage in both years is the result expenditures paid with cash for customer premise equipment, tower equipment and software purchases.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $2,458,958 for the year ended December 31, 2009, as compared to $1,697,328 for the year ended December 31, 2008. During 2009, we issued subordinated secured promissory notes totaling $700,000 and issued common stock totaling $3,182,708. In 2009, we paid $942,320 towards notes payable and $440,931 for leases payable. During 2008, we issued $1,001,877 subordinated secured notes. These cash inflows were offset by payments totaling $1,029,287 to capital lease obligations and cash overdraft.

          Working Capital. As of December 31, 2009, we had negative working capital of $2,642,607.

          Throughout 2009 and continuing into 2010, management has taken a variety of steps to strengthen the financial condition of the Company and continue both our acquisition and organic growth strategies. As a result of the $15 million financing from the secured convertible promissory note issuance in February 2010, management believes KeyOn is well-capitalized to sustain its current capital needs while pursuing its growth initiatives.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8. Financial Statements.

See the Company’s financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A(T). Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, the Company was unable to conclude that its disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2009), in ensuring that material information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that it will have effective internal controls to meet this requirement prior to the filing of its annual report for the year ended December 31, 2010.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because changes in conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

In the fourth quarter of 2009 Management initiated an enterprise risk assessment and project plan and embarked upon the extensive evaluation of the effectiveness of internal control over financial reporting. The criteria used is set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a small company, non-accelerated filer KeyOn is not subject to attestation under Section 404 of the Sarbanes-Oxley Act until fiscal year-end 2010. For those design and operational weaknesses and deficiencies identified in 2009, KeyOn’s compliance and management teams have been actively engaged in the implementation of remediation efforts to address the weakness and deficiency in controls. During 2010, the company’s management will continue robust efforts to implement steps from the remediation plan previously prescribed. The effectiveness of these remediation steps will be monitored and tested throughout 2010 in preparation for attestation by our registered accounting firm in 2011 for year-end 2010.

Limitations of Internal Control Procedures

Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

Item 9B. Other Information.

          Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

          The following table sets forth information regarding the members of the Company’s board of directors and the Company’s executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position

Jonathan Snyder	38	Chief Executive Officer, President and Director
Annette Eggert	44	Chief Financial Officer
A. Robert Handell	63	Executive Vice President, Chief Operating Officer, Secretary and Director
Jason Lazar	36	Vice President, Corporate Development and General Counsel
Rory Erchul	38	Vice President, Marketing

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

          Mr. Snyder has had experience financing several large-scale telecommunications companies as a private equity investor and an investment banker. As a telecommunications banker at Bear Stearns, he participated in many financings for emerging growth telecommunications companies and helped to advise on several mergers and acquisitions transactions. Mr. Snyder joined Pacific Capital Group, a merchant bank, where he participated in the structuring and financing of Global Crossing and become a founding shareholder. He later held positions in the senior management team in sales and finance. Mr. Snyder’s knowledge of financial markets and acumen in structuring and negotiating transactions in the telecommunications industry as well as his previous management experience at a global telecommunications company and presently at KeyOn provides him with the breadth and uniqueness of skill-sets to serve on the board of directors of the Company.

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

          Mr. Handell has had over 40 years experience in leading the operations of several large organizations, including senior management roles at Bell South MobileComm, Bell Atlantic, Edison Source (a division of Edison International) and Xerox. Mr. Handell has in-depth experience in the operations of telecommunications companies across a broad range of areas, which provides him with a strong understanding of the general industry, its fundamentals and value drivers. For example, while at BellSouth Mobilecomm, after BellSouth, the parent company, purchased a nationwide paging license, Mr. Handell, as Chief Operating Officer, managed the build-out of the paging network overseeing a staff of over 1,250 people. Under Mr. Handell’s operations leadership, BellSouth MobileComm achieved over 2 million subscribers and was sold for over $1 billion. In addition, Mr. Handell was a Vice President for Bell Atlantic Mobile Systems (predecessor to Verizon) where he ran marketing, sales and customer service for the northeast region. Prior to serving as Chief Operating Officer for KeyOn, Mr. Handell was Chief Executive Officer of one the first wireless broadband companies in the country. Mr. Handell’s overall executive management experience and specific experience with telecommunications companies across cellular, paging, and wireless broadband make him particularly well-suited to serve on the board of directors.

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

          Rory Erchul, Vice President, Marketing. Mr. Erchul has served as the Company’s vice president of marketing since August 2007. Mr. Erchul has been the vice president of marketing of KeyOn Communications, Inc. since July 2007. From December 2006 through June 2007, Mr. Erchul served as vice president of marketing and customer service for Allegiance Communications, LLC, a rural cable company based in Shawnee, Oklahoma. From February 2004 to December 2006, Mr. Erchul served as regional manager for KeyOn Communications, Inc.’s Idaho operations. From April 2001 to February 2004, Mr. Erchul served as marketing director for Cable ONE, Inc. in Pocatello, Idaho. From January 1998 to April 2001, Mr. Erchul served as marketing director for Cable ONE, Inc. in Norfolk, Nebraska and from February 1994 to January 1998 as marketing assistant and telemarketing manager for Cable ONE, Inc. in Fargo, North Dakota. Mr. Erchul holds a B.S. from Moorhead State University.

Board Committees

          The Audit, Compensation and Nominating and Corporate Governance committees were dissolved on May 11, 2009.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)

Jonathan Snyder	2009	127,083	—	110,025	—	137,108
President and Chief Executive Officer (principal executive officer)	2008	120,923	—	524,174	—	645,097
Annette Eggert	2009	125,159	—	114,347	—	239,506
Chief Financial Officer	2008	125,154	—	87,457	—	212,611
A. Robert Handell	2009	127,088	—	113,359	—	240,447
Executive Vice President and Chief Operating Officer	2008	120,923	—	55,264	—	176,187

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. For information regarding the Company’s valuation of option awards, see “Critical Accounting Policies — Stock-Based Expense.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to the Company’s named executive officers as of December 31, 2009:

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Jonathan Snyder	75,000	—	4.00	08/08/2017
		330,000	0.25	06/01/2019

Annette Eggert	78,072	42,814	2.48	06/01/2017
		80,650	0.25	06/01/2019

A. Robert Handell	37,500	—	4.00	08/08/2017
		340,000	0.25	06/01/2019

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

Director Compensation

          On May 11, 2009, by unanimous action by written consent of the Board of Directors of the Company, pursuant to Article 3, Section 3.1 of its bylaws, agreed to reduce the number of directors from seven to two. Concurrent and in furtherance of this decision, the following members of the Board of Directors tendered their resignation: Jerome Snyder, Mark Baker, Jeffrey Rice, Curt Anderson and Jason Horowitz. At that time, only Jonathan Snyder and A. Robert Handell remained on the Company’s Board of Directors.

          This decision was initially discussed at a meeting of the Company’s Board of Directors on April 27, 2009. The resigning directors expressed continued support of the Company and reaffirmed their confidence in management. However, the Board of Directors determined that as a result of the then existing price per share of the Company’s common stock, the non-executive members of the Board of Directors compensation was unduly burdensome to the Company’s shareholders. The Company’s existing Board compensation plan provides equity compensation in the form of stock options to the non-executive members of the Board in exchange for their service. In light of the Company’s low price per share, the Black-Scholes calculation used to determine their compensation on a quarterly basis, results in a disproportionate number of options granted to the Board relative to the number of outstanding shares and as a result is overly dilutive to the Company’s existing equity holders for an indeterminate amount of time.

          Pursuant to its bylaws, the Company reserves the right to further expand the number of directors to the extent the compensation offered to those directors is not disproportionate to the number of shares outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of December 31, 2009 by:

•	each person known by the Company to beneficially own more than 5% of the Company’s common stock;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164. As of December 31, 2009, the Company had 20,686,056 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)

Jerome Snyder	2,165,440	(2)	9.48%
Liviakis Financial Communications, Inc.	2,000,000	(3)	8.82%
Jonathan Snyder	1,420,336	(4)	6.43%
A. Robert Handell	386,563	(5)	1.83%
Jason Lazar	348,559	(6)	1.66%
Annette Eggert	83,109	(7)	*
Rory Erchul	40,295	(8)	*
All directors and executive officers as a group (5 persons)	6,459,302		23.75%

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of December 31, 2009. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Includes 96,072 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants; 100,000 shares of common stock issuable upon the exercise of warrants

(3)	Common stock issued for professional services rendered May 2009 through April 2010.

(4)	Includes 75,000 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants

(5)	Includes 37,500 shares of common stock issuable upon the exercise of options; 74,345 shares of common stock that are held jointly by A. Robert Handell and Dani Jo Handell, A. Robert Handell’s spouse.

(6)	Includes 37,500 shares of common stock issuable upon the exercise of options

(7)	Includes 83,109 shares of common stock issuable upon the exercise of options

(8)	Includes 40,295 shares of common stock issuable upon the exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the Loan to $4.05 million with Sun West Bank and extended its maturity until June 4, 2015. Pursuant to the Note Purchase Agreement and Note entered into and issued on February 1 and 5, 2010, respectively, the Company satisfied all indebtedness and other obligations of the Company to Sun West Bank arising under the Loan, the Change of Terms Agreement, and the other loan and security documents executed by the Company in connection with those agreements. The Company also repaid the revolving line of credit with Sun West Bank, entered into on December 18, 2006, thereby extinguishing all current and future liability to Sun West Bank.

          Prior to August 31, 2009, the Company had a series of subordinated secured notes outstanding of $1,281,878 (“Sub Notes”). The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain members of senior management to fund working capital obligations and to also allow the Company time to seek longer term financing and/or to pursue other strategic options. These notes bear interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature upon the earlier of January 29, 2009 or upon a change of control, among other things. These Sub Notes were amended to extend the maturity date until August 31, 2009 and include a conversion into shares of the Company’s common stock at the option of the holder. On or before August 31, 2009, all holders elected to convert their Sub Notes to stock and the Company issued 2,376,090 shares to the holders, of which 1,130,942 were to related parties.

          A second set of senior secured subordinated notes were issued beginning in March 2009 (“Second Sub Notes”). An aggregate amount of $300,000 was issued to certain of the Company’s existing shareholders to fund current working capital obligations. These Second Sub Notes bear interest at 17% per annum (compounded monthly) and matured on September 30, 2009. The notes were convertible at any time prior to maturity into shares of the Company’s common stock at a price per share of $0.25 at the option of the holder. These notes include detachable warrants at 50% of the face value of the note exercisable at $0.50 per warrant. All holders elected to convert their Second Sub Notes to stock on September 29, 2009. The total stock payable as of September 30, 2009 for this conversion was 1,316,979 shares, of which 220,944 were to related parties.

Director Independence

By written unanimous consent of the board of directors, the Company’s independent directors resigned, effective May 11, 2009 as disclosed on Form 8-K. At this time, the Company’s board of directors are not independent as defined by Nasdaq Marketplace Rule 4200 (a)(15).

Item 14. Principal Accounting Fees and Services.

          L.L. Bradford & Company, LLC has served as independent registered public accounting firm since August 2007 when KeyOn became a publicly held Company. L.L. Bradford & Company, LLC was also the Company’s independent registered public accounting firm for periods prior to August 2007 when it was privately held.

(1) Audit Fees

          L.L. Bradford & Company, LLC billed the Company audit fees in the aggregate amount of $87,500 in the year ended December 31, 2009. These fees relate to the audit of the Company’s annual financial statements and the review of the Company’s interim quarterly financial statements.

(2) Audit-Related Fees

          L.L. Bradford & Company, LLC, billed the Company audit-related fees in the aggregate amount of $850 in the year ended December 31, 2009. These fees relate primarily to the auditors review of the Company’s registration statements and related consents, audit of acquired companies or assets and audit related consulting.

(3) Tax Fees

          L.L. Bradford & Company, LLC, billed the Company tax fees in the aggregate amount of $10,000 in the year ended December 31, 2009.

(4) All Other Fees

          No fees of this sort were billed by L.L. Bradford & Company, LLC during 2009.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

2.1

Asset Purchase Agreement dated as of November 12, 2009, by and between KeyOn Communications Holdings, Inc. and Data Sales Co., Inc., (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 13, 2009).

3.1

Amended and Restated Certificate of Incorporation of KeyOn Communications Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 5, 2010).

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

10.4

Change in Terms Agreement, dated June 18, 2009 by and between KeyOn Communications Holdings, Inc. and Sun West Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009).

10.5

Change in Terms Agreement executed by and between KeyOn Communications Holdings, Inc, and Sun West Bank on March 27, 2009 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 2, 2009).

10.6

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

10.10

Form of Warrant issued to Guarantors of Business Loan Agreement with Sun West Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

10.11

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: April 13, 2010	By:	/s/ Jonathan Snyder

Jonathan Snyder President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Jonathan Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2010

Jonathan Snyder

/s/ Annette Eggert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 13, 2010

Annette Eggert

/s/ A. Robert Handell	Director	April 13, 2010

A. Robert Handell

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009

1

KEYON COMMUNICATIONS HOLDINGS, INC.
AND RELATED ENTITIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KeyOn Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of KeyOn Communications Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. KeyOn Communications Holdings, Inc.’s management are responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KeyOn Communications Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 9, 2010
Las Vegas, Nevada

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$125,083	$28,032
Accounts receivable, net of allowance for doubtful accounts	155,228	129,592
Inventories	114,150	172,434
Prepaid expenses and other current assets	114,296	74,198

Total current assets	508,757	404,256

PROPERTY AND EQUIPMENT - Net	1,614,454	3,292,245

OTHER ASSETS
Goodwill	1,341,816	1,641,138
Subscriber base - net	182,669	562,743
Trademarks	16,667	16,667
Refundable deposits	70,416	66,827
Debt issuance costs - net	117,548	189,638

Total other assets	1,729,116	2,477,013

TOTAL ASSETS	$3,852,327	$6,173,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,782,559	$2,522,884
Accounts payable and accrued expenses - related parties	—	43,139
Cash overdraft	50,961	120,553
Revolving line of credit - related party	100,000	100,000
Term loan payable - related party	147,016	4,500,000
Current portion of notes payable - related parties	—	567,011
Current portion of long term debt	—	—
Current portion of notes payable	150,450	648,610
Current portion of deferred rent liability	63,665	58,945
Current portion of capital lease obligations	643,039	596,411
Deferred revenue	213,674	310,689

Total current liabilities	3,151,364	9,468,242

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	80,094	141,463
Term loan payable - related party	3,902,984	—
Notes payable, less current maturities	7,842	36,867
Capital lease obligations, less current maturities	503,477	854,390

Total long term liabilities	4,494,397	1,032,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and at December 31, 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 8,771,350 shares issued and outstanding at December 31, 2008; 20,686,056 shares issued and outstanding at December 31, 2009	20,686	8,771
Common stock payable	101,433	14,372
Additional paid-in capital	24,428,922	17,358,431
Deferred compensation	(39,751)	—
Accumulated deficit	(28,304,724)	(21,709,022)

Total stockholders’ (deficit)	(3,793,434)	(4,327,448)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,852,327	$6,173,514

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008

REVENUES:
Service and installation revenue	$6,724,710	$7,646,536
Support and other revenue	173,522	147,204

Total revenues	6,898,232	7,793,740

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	3,505,812	6,937,932
Depreciation and amortization	2,423,657	2,744,705
Network operating costs	2,804,905	2,751,534
Other general and administrative expense	1,256,053	1,258,826
Installation expense	168,761	419,277
Professional fees	1,022,631	393,432
Marketing and advertising	86,209	320,812
Goodwill asset impairment	299,322	97,635
Cost of DISH inventory	—	32,541

Total operating costs and expenses	11,567,350	14,956,694

LOSS FROM OPERATIONS	(4,669,118)	(7,162,954)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	(88)	10,782
Gain on Acquisition	21,686
Other Income - Other	307,887
Interest income	2	686
Interest expense	(2,256,071)	(898,872)

Total other income (expense)	(1,926,584)	(887,404)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,595,702)	$(8,050,358)

Net loss per common share—basic and diluted	$(0.49)	$(0.96)

Weighted average common shares outstanding—basic and diluted	13,496,761	8,392,016

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid- In Capital	Common Stock Payable	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity (Deficit)

	Shares	Amount

BALANCE, January 1, 2008 (see Note 1)	8,249,106	$8,249	$13,739,714	$—	$(13,658,664)	$—	$89,299

Stock Based Compensation, March 31, 2008	—	—	415,778		—	—	415,778
Director Stock Based Compensation, March 31, 2008	—	—	62,875		—	—	62,875
Restricted Stock Based Compensation, March 31, 2008	—	—	37,500		—	—	37,500
Guaranty Warrant Expense, March 31, 2008	—	—	606,233		—	—	606,233

Common Stock Exchanged for Professional Services, June, 2008	2,036	2	11,998		—	—	12,000
Stock Based Compensation, June 30, 2008	—	—	242,221		—	—	242,221
Director Stock Based Compensation, June 30, 2008	—	—	62,875		—	—	62,875
Restricted Stock Based Compensation, June 30, 2008	—	—	37,500		—	—	37,500
Guaranty Warrant Expense, June 30, 2008	—	—	1,095,849		—	—	1,095,849

Common Stock Exchanged for Professional Services, July 11, 2008	11,620	12	24,401		—	—	24,413
Guaranty Warrant Expense, July 31, 2008	—	—	340,417		—	—	340,417
Stock Based Compensation, September 30, 2008	—	—	96,503		—	—	96,503
Director Stock Based Compensation, September 30, 2008	—	—	62,875		—	—	62,875
Restricted Stock Based Compensation, September 30, 2008	—	—	37,500		—	—	37,500
Common Stock Exchanged for Professional Services, September 5, 2008	18,750	19	14,981		—	—	15,000
Common Stock Issued for Restricted Stock Options, September 8, 2008	20,000	20	(20)		—	—	—
Common Stock Issued for Debt Issuance Costs, September 24, 2008	333,333	333	199,667		—	—	200,000

Common Stock Issued for Professional Services, December 4, 2008	136,505	136	29,864		30,000
Stock Based Compensation, December 31, 2008	—	—	139,325		—	—	139,325
Director Stock Based Compensation, December 31, 2008	—	—	62,875		—	—	62,875
Restricted Stock Based Compensation, December 31, 2008	—	—	37,500		—	—	37,500
Stock Options Payable, December 31, 2008	—	—		14,372	—	—	14,372
Net loss for the year ended December 31, 2008	—	—	—	—	(8,050,358)	—	(8,050,358)

BALANCE, January 1, 2009	8,771,350	8,771	17,358,431	14,372	(21,709,022)	—	(4,327,448)

Stock Issued for Stock Option Payable, January 5, 2009	57,487	57	14,315	(14,372)	—	—	—
Stock Based Compensation, March 31, 2009	—	—	37,482	—	—	—	37,482
Restricted Stock Based Compensation, March 31, 2009	—	—	150,000	—	—	—	150,000
Stock Based Compensation, April 30, 2009	—	—	12,494	—	—	—	12,494

Common Stock Exchanged for Professional Services, May 11, 2009	2,120,000	2,120	103,880	—	—	(106,000)	—
Common Stock Issued - Subscription sale, May, 2009	731,317	731	138,219				138,950
Common Stock Issued - Subscription sale, June, 2009	600,000	600	149,400				150,000
Stock Based Compensation, May 31, 2009	—	—	12,494	—	—	—	12,494
Common Stock Issued - Subscription sale, June 23, 2009	650,000	650	324,350				325,000
Stock Based Compensation, June 30, 2009	—	—	12,494	—	—	—	12,494
Warrant Expense, Short Term Loan, June 30, 2009	—	—	91,245		—	—	91,245
Debt Issuance Costs on Convertible Notes, June 30, 2009	—	—	14,753		—	—	14,753
Amortization of deferred compensation for stock issued for professional fees Q2 2009						13,250	13,250
Stock Based Compensation on warrants tied to subscription sales, June 30, 2009	—	—	5,167		—	—	5,167
Common Stock Issued - Subscription sale, July, 2009	1,400,000	1,400	698,600				700,000
Common Stock Issued - Secured Subordinated note converted, July 31, 2009	43,734	44	21,823				21,867
Stock Based Compensation, July 31, 2009	—	—	11,383	—	—	—	11,383
Warrant Expense, Short Term Loan, July 31, 2009	—	—	27,640		—	—	27,640

Common Stock Exchanged for Professional Services, July 31, 2009	50,000	50	47,450	—	—	—	47,500
Common Stock Issued - Subscription sale, August, 2009	1,670,000	1,670	833,330				835,000
Common Stock Issued - Secured Subordinated note converted, August 31, 2009	2,332,356	2,332	1,163,843				1,166,175
Stock Based Compensation, August 31, 2009			198,755				198,755
Beneficial Conversion Interest on Secured Subordinated Notes August 31, 2009			1,188,042				1,188,042
Warrant Expense for Professional Services, August 31, 2009			53,764	—	—	—	53,764
Reverse Stock Based Compensation on warrants tied to subscription sales, June 30, 2009			(5,167)				(5,167)

Exercise of Warrants, Common Stock Payable September 30, 2009				50,000			50,000

Common Stock Payable - Subscription sale, September 23, 2009				75,000			75,000
Common Stock Payable - Secured Subordinated note converted, September 29, 2009				329,244			329,244

Common Stock Payable - Subscription sale, September 23, 2009				150,000			150,000

Common Stock Payable - Subscription sale, September 29, 2009				70,000			70,000

Common Stock Payable - Professional fees, September 29, 2009				112,500			112,500
Amortization of deferred compensation for stock issued for professional fees Q3 2009						26,500	26,500
Stock Based Compensation, September 30, 2009			77,505				77,505
Stock Based Compensation-cancel director’s Q4 2008 options, September 30, 2009			(62,875)				(62,875)

Warrant Expense for Professional Services, September 30, 2009			71,162	—	—	—	71,162
Commissions Paid for Subscription Sales, September 30, 2009			(99,189)				(99,189)
Common Stock Issued - Subscription sale, October 1, 2009	66,667	67	99,933				100,000
Secured Subordinated Notes Issued, October 6, 2009	1,316,979	1,317	327,927	(329,244)			—
Exercise of Warrants, Common Stock Issued October 6, 2009	100,000	100	49,900	(50,000)			—
Common Stock Issued - Subscription sale, October 6, 2009	50,000	50	74,950	(75,000)			—
Common Stock Issued - Subscription sale, October 31, 2009	66,667	67	99,933				100,000

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid- In Capital	Common Stock Payable	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity (Deficit)

	Shares	Amount

Common Stock Exchanged for Professional Services, October 31, 2009	75,000	75	112,425	(112,500)			—
Common Stock Issued - Subscription sale, October 31, 2009	46,667	47	69,953	(70,000)			—
Common Stock Issued - Subscription sale, October 31, 2009	350,000	350	524,650				525,000
Amortization of deferred compensation for stock issued for professional fees - October 2009						8,833	8,833
Stock Based Compensation, October 31, 2009			77,504				77,504
Common Stock Issued - Subscription sale, November 2, 2009	13,333	13	19,987				20,000
Investment Refund, November 9, 2009				(150,000)			(150,000)
Commissions Paid for Subscription Sales, November 17, 2009			(5,250)				(5,250)
Common Stock Issued - Subscription sale, November 30, 2009	33,333	33	49,967				50,000

Amortization of deferred compensation for stock issued for professional fees - November 2009						8,833	8,833
Stock Based Compensation, November 30, 2009			77,504				77,504
Common Stock Exchanged for Professional Services, December 31, 2009	27,778	28	61,917				61,945
Common Stock Issued for Restricted Stock Options, December 31, 2009	80,000	80	(80)				—
Acquisition of SkyWi, December 31, 2009	33,388	33	66,409				66,442
Exercise of Warrants, December 31, 2009				1,433			1,433

Common Stock Payable - Subscription sale, December 31, 2009				100,000			100,000
Amortization of deferred compensation for stock issued for professional fees - December 2009						8,833	8,833
Stock Based Compensation, December 31, 2009			77,504				77,504

Commissions Accrued for Subscription Sales, December 31, 2009			(7,000)				(7,000)
Net loss for the year ended December 31, 2009	—	—	—	—	(6,595,702)	—	(6,595,702)

BALANCE, December 31, 2009	20,686,056	$20,686	$24,428,922	$101,433	$(28,304,724)	$(39,751)	$(3,793,434)

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATIONS:
Net loss	$(6,595,702)	$(8,050,358)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	2,021,055	2,342,661
Goodwill asset impairment	299,322	97,635
(Gain) Loss on disposal of equipment	88	(10,782)
Amortization expense on subscriber base	402,602	402,044
Stock based compensation expense	682,244	3,337,826
Amortization of debt issuance costs	246,228	—
Beneficial conversion interest	1,188,042	—
Warrant expense for professional services	71,162	71,264
Professional services paid for or to be paid in common stock	288,194	81,413
Gain on acquisition of SkyWi	(21,686)	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(25,636)	(35,494)
Inventories	58,284	128,176
Prepaid expenses and other current assets	(40,098)	1,061
Refundable deposits	(3,589)	(1,203)
Other assets	—	(50,837)
Accounts payable and accrued expenses	(568,056)	176,666
Payment on cash overdraft	(69,592)	(177,963)
Deferred rent liability	(56,649)	(56,919)
Deferred revenue	(97,015)	(80,504)

Net cash flows from operations	(2,220,802)	(1,825,314)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(141,896)	(165,348)
Proceeds on disposal of equipment	791	4,367

Net cash flows from investing activities	(141,105)	(160,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt issuance costs	(40,500)	—
Proceeds from term note payable - related parties	—	1,500,000
Payments on term note payable - related parties	(450,000)	—
Payments on notes payable	(492,320)	(64,026)
Proceeds from notes payable	600,000	531,293
Proceeds from subscription sales	3,182,708	—
Payments on capital lease obligations	(440,931)	(851,322)
Proceeds from notes payable - related party	100,001	567,011
Proceeds from stock issuance	—	14,372

Net cash flows from financing activities	2,458,958	1,697,328

NET INCREASE/ (DECREASE) IN CASH	97,051	(288,967)

CASH - Beginning of period	28,032	316,999

CASH - End of period	$125,083	$28,032

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES:

Stock issued for acquisition - SkyWi:
Subscriber Base	$22,528	$—
Property and equipment	65,600	$—
Less: Gain on acquisition	(21,686)	$—

Total consideration	$66,442	$—

Warrants granted for debt issuance costs	$133,638	$200,000

Warrant interest expense	$—	$71,264

Cash received from shareholders for option exercise	$—	$14,372

Common stock payable-secured subordinated note conversion	$329,244	$—

Common stock payable-subscription sales	$296,433	$—

Common stock payable-professional services	$112,500	$81,413

Common stock issued-secured subordinated note conversion, including accrued interest	$1,188,042	$—

Deferred stock compensation for professional services	$106,000	$—

Capital lease obligations for property and equipment	$136,647	$898,811

Stock issued for common stock payable	$651,116	$—

Cash payments for:
Interest	$697,907	$873,118

Tax	$—	$—

See notes to consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
AND SUBSIDIARIES

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

          Accounts Receivable

          The billing policy of the Company and its related entities is to bill the majority of its subscribers through electronic transactions, such as credit or debit card, and electronic check. Accounts receivable arise from providing services to clients whose credit cards are expired or

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

invalid, or who are not billed electronically. These accounts receivable are stated at their estimated realizable amounts, net of an allowance of doubtful collections, based on a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance totaled $86,162 and $70,793 as of December 31, 2009 and 2008 respectively.

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and tower replacement parts. The value of this inventory was $99,950 and $158,019 as of December 31, 2009 and 2008, respectively. The Company also began to carry in inventory in 2007 in support of its launch as a reseller of satellite video service from DISH. The value of this inventory was $14,200 and $14,415 as of December 31, 2009 and 2008, respectively. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense.

          Acquisition Costs and Intangible Assets

          Intangible assets with indefinite lives (e.g., trademarks) are not amortized and are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value.

          Intangible assets with definite lives (e.g., subscriber lists and non-compete agreements) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Amortization has been calculated using the straight-line method over the estimated useful lives of the intangible assets which range from 3 years to 7 years. An asset begins to be amortized once that asset has been placed into service. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value.

          Intangible assets, including goodwill, are accounted for under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test our goodwill for impairment annually during our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. In the fourth quarter of fiscal 2009 we conducted an impairment test of our goodwill and intangible assets which resulted in a $85,906 impairment charge to our Pocatello goodwill and a $213,416 impairment charge to our Speednet goodwill as discussed in Note 4. As of December 31, 2009, we had $1,341,816 of goodwill and $1,541,152 of net intangible assets remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value of these assets. As of December 31, 2008, we had $1,641,138 of goodwill and $2,220,548 of net intangible assets. Goodwill for Pocatello was impaired $97,635 as of December 31, 2008.

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $213,674 and $310,689 at December 31, 2009 and 2008, respectively.

          Fair Value of Financial Instruments

          The carrying amount of the financial instruments including cash and cash equivalents, receivables and payables (including accrued expenses and debt borrowings) are reasonable estimates of their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent re-pricing.

          Advertising and Marketing Costs

          Advertising and marketing costs of $86,209 and $320,812, respectively, for the years ended December 31, 2009 and 2008 were expensed as incurred.

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

          The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

          Stock-Based Compensation

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company recorded total stock-based compensation of $682,244 for the year ended December 31, 2009, compared to $3,333,826 for the same period in 2008.

          The table summarizes the value of outstanding options as of December 31, 2009 and as of December 31, 2008.

Black-Scholes Option Valuation Assumptions	2009	2008

Average fair value of options granted during the period	$0.87	$1.32
Average Expected term (in years)	5	5
Average Expected volatility	141.58%	123.02%
Average Expected dividend yield	—	—
Average Risk free rate	2.27%	2.81%

Consolidation Policy

          The accompanying consolidated balance sheets and consolidated statements of

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations, stockholders’ equity, and cash flows, referred to as “KeyOn Communications Holdings, Inc.,” includes the accounts of KeyOn Communications, Inc., KeyOn Communications, LLC, KeyOn Pahrump, LLC, KeyOn SIRIS, LLC, KeyOn Grand Junction, LLC, KeyOn Idaho Falls, LLC, KeyOn Pocatello, LLC, and KeyOn SpeedNet LLC (as of February 1, 2007) all of which are under common ownership. Intercompany balances and transactions have been eliminated in consolidation.

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

          In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging”. This update is intended to enhance the current disclosure framework in FASB ASC 815. Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any debt instruments for which this update would apply. This update was adopted in January 2009 without significant financial impact.

          In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (ASC Topic 810),” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 167.

          In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

          On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

          On July 1, 2009, the FASB officially launched the FASB ASC 105 — Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

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

          In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 3 – Equipment

          Equipment at December 31, 2009 and at December 31, 2008, consisted of the following:

	12/31/2009	12/31/2008

Subscriber equipment	$6,206,078	$6,051,100
Fixed wireless tower site equipment	2,816,295	2,656,229
Software and consulting costs	594,170	611,649
Computer and office equipment	459,089	418,030
Vehicles	242,574	241,106
Leasehold improvements	312,100	312,100

	10,630,306	10,290,214
Less: accumulated depreciation	(9,015,852)	(6,997,969)

Fixed assets - net	$1,614,454	$3,292,245

          Depreciation for the company is recorded on a straight-line basis. Depreciation expense for the year ended December 31, 2009 and 2008 was $2,021,055 and $2,342,661 respectively.

Note 4 – Intangible Assets

          We completed the annual testing of goodwill for impairment as of December 31, 2009, the end of our fourth fiscal quarter, concluding that the goodwill for two of our business units was impaired. As a result, we determined the fair value of the goodwill for the Pocatello and Speednet reporting units were below their carrying values and needed to be adjusted to $165,016 and $1,176,800, respectively. The fair value of the goodwill for the Pocatello unit was impaired as of December 31, 2008, by $97,635 to a carrying value of $250,922 as of December 31, 2008, from the original book value of $348,557.

          The following table summarizes the changes in goodwill related to the subscriber bases obtained in the Pocatello and Speednet acquisitions:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Details	Pocatello	Speednet	Total

Goodwill balance December 31, 2008	$250,922	$1,390,216	$1,641,138
Impairment charge	(85,906)	(213,416)	(299,322)

Goodwill balance December 31,2009	$165,016	$1,176,800	$1,341,816

          Intangible assets at December 31, 2009 and at December 31, 2008, consisted of the following:

	12/31/2009	12/31/2008

Goodwill	$1,341,816	$1,641,138
Subscriber base	1,313,415	1,290,887
Trademark	16,667	16,667

	2,671,898	2,948,692
Less: accumulated amortization	(1,130,746)	(728,144)

Intangible assets - net	$1,541,152	$2,220,548

          Amortization expense is recorded for the customer list asset on a straight-line basis. Amortization expense for the year ended December 31, 2009 and 2008 was $402,602 and $402,044, respectively.

          Estimated amortization expense for future fiscal years is as follows:

2010	$117,002
2011	28,698
2012	28,140
2013	8,829
2014	—
Thereafter	—

$182,669

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of December 31, 2009 was 7.75%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company.

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

          A second set of senior secured subordinated notes were issued beginning in March 2009 (“Second Sub Notes”). An aggregate amount of $300,000 was issued to certain of the Company’s existing shareholders to fund current working capital obligations. These Second Sub Notes bear interest at 17% per annum (compounded monthly) and matured on September 30, 2009. The notes were convertible at any time prior to maturity into shares of the Company’s common stock at a price per share of $0.25 at the option of the holder. These notes include detachable warrants at 50% of the face value of the note exercisable at $0.50 per warrant. On or before September 29, 2009, all holders elected to convert their Sub Notes to stock and the Company issued 1,316,979 shares to the holders.

The Company had the following notes payable at December 31, 2009 and December 31, 2008:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable	12/31/2009	12/31/2008

A series of 17.0% subordinated secured notes payable maturing on August 31, 2009	$—	$414,866
One 5.0% notes payable matured from October 9, 2008, with interest payable at maturity; converted to secured subordinated note 7/9/2009	—	20,000

An unsecured, non-interest bearing notes payable maturing June 2009 from the conversion of accounts payable.	—	50,000

An unsecured, non-interest bearing notes payable maturing November 2009 resulting from the conversion of accounts payable.	—	11,223
Note and loan payable for professional services non-interest bearing	121,737	121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	30,181	50,845
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	6,374	16,806

	158,292	685,477
Current portion	(150,450)	(648,610)

Long term portion	$7,842	$36,867

          Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2009:

2010	$150,450
2011	7,842
2012	—
2013	—
2014	—

$158,292

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2013. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $136,647 in the year ended December 31, 2009. On September 22, 2008, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with Data Sales Co., Inc. (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules,

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on December 13, 2007 (the “Master Lease”). The Lender agreed to suspend all rental payments due and owing by the Company for the months of September, October and November 2008. The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that in December 2008, the Company will begin to make reduced payments for the first of 24 scheduled monthly payments. Restricted stock shares of 333,333 valued at $200,000 were issued as part of the amended agreement with the Lender. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement (the “Amendment”) one of the Company’s leasing lenders (the “Lender”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender agreed to suspend certain rental payments due and owing by the Company during the first quarter of 2009. Beginning in April 2009, the Company began to make the restructured payments with the final payment in March 2011.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,625,706 as of December 31, 2009.

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2009:

2010	$845,202
2011	570,556
2012	21,489
2013	2,423
2014	—

Total mimimum lease payments	1,439,670
Less amounts representing interest	(293,153)

1,146,516

Less current portion	(643,039)

Long term capital lease obligations	$503,477

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2009:

2010	$833,829
2011	669,185
2012	347,504
2013	143,393
2014	36,814
Thereafter	13,808

Total	$2,044,533

          The total rental expense included in operating expenses for operating leases included above is $1,329,602 and $1,284,715 for the year ended December 31, 2009 and December 31, 2008, respectively.

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

          Transactions with related parties as of and for the year ended December 31, 2009 and for the year ended December 31, 2008:

	12/31/2009	12/31/2008

Term loan payable-curent - related party (see also Note 5)	$147,016	$4,500,000
Term loan payable-long term - related party (see also Note 5)	3,902,984	—
Current portion of notes payable - related parties (see also Note 5)	—	567,011
Accounts payable and accrued expenses - related parties	—	43,139
Revolving line of credit - related party (see also Note 5)	100,000	100,000

	$4,150,000	$5,210,150

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Business Combinations

          On November 12, 2009, KeyOn Communications Holdings, Inc. purchased the assets of SkyWi, Inc., pursuant to an Asset Purchase Agreement, from Data Sales, Inc., including subscriber contracts, accounts, and fixed assets for 33,388 shares of common stock. The value of the stock on the date of issuance was $1.99 per share for a total purchase value of $66,442. The purchase valuation breakdown is as follows:

Subscriber Base	$22,528
Property and equipment	65,600
Less: Gain on acquisition	(21,686)

Total consideration	$66,442

Note 9 - Capital Stock, Stock Based Compensation, and Warrants

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

          The Company is authorized to issue up to 95,000,000 shares of common stock with a par value of $.001 for each share. 20,686,056 and 8,771,350 shares were issued and outstanding as of December 31, 2009 and December 31, 2008, respectively.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          During the year ended December 31, 2009, 11,914,706 shares of common stock were issued. Stock was issued during the year ended December 31, 2009 as follows: 5,677,984 shares of stock priced at $3,088,951 pursuant to subscription agreements, 3,693,069 were issued for secured subordinated notes and accrued interest totaling $1,517,286, 80,000 shares of stock were issued as part of restricted stock agreement, 2,272,778 shares of stock valued at $327,945 were issued as payment for contractual agreements for professional services, 100,000 shares were issued for warrants exercised totaling $50,000, 57,487 were issued for common stock payable as of December 31, 2008, and 33,388 were issued for the purchase of the SkyWi assets.

          During the year ended December 31, 2008, 522,244 shares of common stock were issued. Stock was issued during the year ended December 31, 2008 as follows: 333,333 shares of stock valued at $200,000 were issued as part of the amended lease agreement with Data Sales, Inc. 20,000 shares of stock were issued as part of the restricted stock agreement with Sid Ganju. 166,875 shares of stock valued at $69,414 were issued as payment for prior period professional services rendered. Additionally, 2,036 shares were issued as part of a contractual agreement for professional services rendered.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Shares

BALANCE, January 1, 2008	8,249,106

Common Stock Issued for Restricted Stock Options, September 8, 2008	20,000
Common Stock Issued for Debt Issuance Costs, September 24, 2008	333,333
Common Stock Issued for Professional Services, Year Ended December 31, 2008	168,911

BALANCE, January 1, 2009	8,771,350

Stock Issued for Stock Option Payable, January 5, 2009	57,487
Common Stock Issued - Subscription sale, @ $.19/share	731,317
Common Stock Issued - Subscription sale, @ $.25/share	600,000
Common Stock Issued - Subscription sale, @ $.50/share	3,720,000
Common Stock Issued - Secured Subordinated Note Conversions	3,693,069
Warrant Exercised @ $0.50/share	100,000
Common Stock Issued - Subscription sale, @ $1.50/share	626,667
Common Stock Exchanged for Professional Services, Year Ended December 31, 2009	2,272,778
Common Stock Issued for Restricted Stock Options, December, 2009	80,000
Acquisition of SkyWi, December 4, 2009	33,388

BALANCE, December 31, 2009	20,686,056

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $0.001 for each share. No shares of preferred stock were issued and outstanding as of December 31, 2009 and 2008, respectively.

Warrants

          The Company has issued common stock warrants with a warrant strike price ranging from $0.75 to $8.00 for each share of common stock and an average price of $2.68 for each share of common stock. These warrants have expiration dates of three to seven years from their date of issue.

          As of December 31, 2009, a total of 3,936,291 warrants to purchase shares of our common stock remain outstanding and are currently exercisable as follows:

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Number of Warrants	Exercise Price ($ / share)	Expiration Date

3,295	$3.31	1/17/2010
109,354	$3.81	1/31/2010
3,567	$3.31	4/16/2010
2,992	$3.31	6/5/2010
13,146	$3.81	6/7/2010
6,166	$3.31	6/22/2010
4,745	$3.31	7/19/2010
281,875	$6.70	8/9/2012
750,000	$4.00	2/4/2013
250,000	$6.00	2/4/2013
250,000	$8.00	2/4/2013
200,000	$0.50	5/11/2014
325,000	$0.75	6/5/2014
400,000	$0.75	7/13/2014
300,000	$0.75	7/15/2014
100,000	$0.75	8/1/2014
27,500	$0.75	8/5/2014
300,000	$0.75	8/6/2014
100,000	$0.75	8/7/2014
207,500	$0.75	8/10/2014
100,000	$0.75	8/16/2014
130,000	$0.75	6/5/2014
6,000	$0.50	7/21/2014
28,650	$0.50	8/24/2014
32,000	$0.75	9/30/2014
4,501	$1.50	11/17/2014

          As of December 31, 2008, a total of 1,712,735 warrants to purchase shares of our common stock were outstanding and exercisable. A total of 2,361,151 warrants were issued during the year ended December 31, 2009. 1,860,000 were issued with stock purchases with an exercise price of $0.75. 300,000 were issued with secured subordinated notes with an exercise price of $0.50. 130,000 were issued with an exercise price $0.75 with short term note agreements. 71,151 were issued with consulting agreements with the exercise price ranging from $0.50 to $1.50. 100,000 warrants were exercised at an exercise price of $0.50. 37,595 warrants expired unexercised and were forfeited during the year ended December 31, 2009. The amount capitalized for debt issuance costs during the year ended December 31, 2009 was $174,138. The amount expensed to interest expense for the amortization of the debt issuance costs during the year ended December 31, 2009, was $246,228.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Board of Directors.

          Activity for stock options for the fiscal years ended December 31, 2009 and 2008 is as follows:

	Number of Options	Range of Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2007	612,867	$2.48 - $8.16	$3.07
Granted	1,322,143	$0.09 - $3.00	$0.66
Exercised	—	$0.00	$0.00
Forfeited	(69,729)	$2.48 - $8.16	$3.74
Balance, December 31, 2008	1,865,281	$2.48 - $5.00	$1.32
Granted	1,401,300	$0.25 - $2.35	$0.38
Exercised	(57,487)	$0.25	$0.25
Cancelled	(731,317)	$0.09	$0.09
Forfeited	(37,777)	$2.48	$2.48
Balance, December 31, 2009	2,440,000	$0.25 - $5.00	$1.16

          As of December 31, 2009, 2,440,000 options are outstanding. As of January 1, 2009, 1,865,281 options were outstanding. For the year ended December 31, 2009, 1,401,300 options were granted, 57,487 were exercised, 731,317 were cancelled, and 37,777 were forfeited. The amount recorded for stock compensation expense for stock options for the year ended December 31, 2009 totaled $682.244. Compensation expense recorded on stock options for the year ended December 31, 2009 totaled $595,119. The cancellation of options resulted in a reversal of $62,875 for stock compensation expense. Compensation expense recorded on restricted stock options for the year ended December 31, 2009, totaled $150,000. The range of strike price per outstanding option as of December 31, 2009, is $0.25 to $5.00 and the weighted average strike price is $1.16 per share.

          As of December 31, 2008, 1,865,281 options were outstanding. As of January 1, 2008, 612,867 options were outstanding. For the year ended December 31, 2008, 1,322,143 options were granted, 69,729 were forfeited and none were exercised. Compensation expense recorded on stock options for the year ended December 31, 2008 totaled $1,145,327. Compensation expense recorded on restricted stock options for the year ended December 31,

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008, totaled $150,000. The range of strike price per outstanding option as of December 31, 2008, is $0.09 to $5.00 and the weighted average strike price is $1.32 per share.

Note 10 - Subsequent Events

Issuance of Secured Convertible Promissory Note

          On February 1, 2010,we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with an institutional investor (the “Buyer”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued the Buyer a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”). The Note generally bears interest at the rate of 8% per annum and matures on February 5, 2015 (the “Maturity Date”), which date may be accelerated at the option of the Buyer upon an event of default.

          The Note is convertible into shares of Series Cal Cap Preferred Stock as well as common stock, at the option of Buyer, upon maturity or mandatorily in certain circumstances, as fully described in the Company’s Current Report on Form 8-K filed on February 5, 2010. The holders of the Note may elect to convert all or a portion of our indebtedness then outstanding under the Note into that number of shares of Series Cal Cap Preferred Stock which is equal to the quotient obtained by dividing (a) the sum of (i) the then outstanding principal amount of the Note and (ii) any accrued but unpaid interest thereon elected by the Note holders to be so converted by (b) the lesser of (i) $0.75  and (ii) the average volume weighted average price of our common stock for the 40 trading days following March 3, 2010 (such lesser price, the “Note Conversion Price”). Pursuant to the terms of the Note, if the Company was successful in any of its ARRA applications, the Note would have mandatorily converted into shares of Series Cal Cap Preferred Stock. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), a Security Agreement (the “Security Agreement”) and various ancillary certificates, dated February 5, 2010. Pursuant to the Security Agreement between the Buyer and the Company, the Company’s obligations under the Note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiaries.

Acquisitions

          On February 3, 2010, upon the satisfaction of certain closing conditions as described in the Affinity Asset Purchase Agreement (as described in the Current Report on Form 8-K filed on December 22, 2009), the Company completed the purchase of the assets and assumed certain liabilities from Affinity Wireless Solutions, LLC. At Closing, as consideration for these acquired assets, we issued 141,521 shares of common stock of the Company.

          On April 1, 2010, upon the satisfaction of certain closing conditions as described in the RVT Asset Purchase Agreement, the Company completed the purchase of the assets and

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumed certain liabilities from RideviewTel, LLC. At Closing, as partial consideration for these acquired assets, we issued 150,944 shares of common stock of the Company. The balance of the consideration will be issued prior to April 30, 2010.

Round One and Round Two ARRA Applications

          On March 2, 2010, the Company was notified by the Rural Utilities Service that its applications under the Broadband Initiatives Program (“BIP”) of the American Recovery and Reinvestment Act of 2009 did not advance to an award.

               On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America.

Warrants Exercised

          On or about January 31, 2010, in connection with the modification of a certain series of warrant agreements (“January 31, 2007 Warrants”) and an exercise of the modified January 31, 2007 Warrants by their holders, the Company issued 98,774 restricted shares of its common stock at a price per share of $1.75, for an aggregate exercise price of $172,855. The modification of the January 31, 2007 Warrants were fully described on Current Report on Form 8-K filed on February 3, 2010. After the modification and exercise set forth above, there are no remaining warrants outstanding from the series of the January 31, 2007 Warrants.

Warrants Issued

               On February 19, 2010, KeyOn Communications Holdings, Inc., a Delaware corporation (the “Company”), issued a series of warrants to purchase up to an aggregate of 150,000 shares of common stock, $.001 par value per share, of the Company at an exercise price of $1.50 per share (the “Warrants”). The Warrants, which are exercisable only upon the occurrence of certain conditions set forth therein, were issued in connection with the Company’s receipt of a commitment to provide equipment financing to the Company, contingent upon the success of the Company’s pending applications for awards under the federal government’s Broadband Initiative Program of the American Recovery and Reinvestment Act of 2009. Unless previously exercised in full, the Warrants expire on February 3, 2015.

               Also on February 19, 2010, the Company issued a warrant to purchase up to an aggregate of 150,000 shares of common stock, $.001 par value per share, of the Company, at an exercise price of $1.50 per share. This warrant was issued in connection with a consulting

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement, entered into by and between the Company and the warrant holder, whereby the holder agreed to perform strategic advisory services to the Company. Unless previously exercised in full, the warrant for 150,000 shares of common stock expires on August 19, 2010.

          Finally, on February 19, 2010 the Company issued a warrant to purchase up to an aggregate of 100,000 shares of common stock, $.001 par value per share, of the Company, at an exercise price of $1.50 per share. This warrant was issued in connection with a consulting agreement, entered into by and between the Company and the warrant holder, whereby the holder agreed to perform strategic advisory services to the Company. Unless previously exercised in full, the warrant for 100,000 shares of common stock expires on February 19, 2015.