Form 10-K/A
period 2009-12-31
KeyOn Communications Holdings Inc.
filed 2010-04-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely for the purpose of including certain material agreements that are discussed within the registrant’s original Form 10-K filing on April 13, 2010 (the “Original Filing”), but were inadvertently omitted from the list of exhibits. The material agreements are included as Exhibits 10.12, 10.13, 10.14 and 10.15 respectively and a revised Item 15 is included to reflect those Exhibits.

3

KEYON COMMUNICATIONS HOLDINGS, INC.

4

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

10.12

Form of Note Purchase Agreement and Secured Convertible Promissory Note entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 1, 2010.

10.13	Form of Registration Rights Agreement entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 5, 2010.

10.14	Form of Security Agreement entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 5, 2010.

10.15	Form of Guaranty, dated February 5, 2010, executed by Jonathan Snyder, Jerome Snyder and Barry Becker, in favor of The California Capital Limited Partnership.

14.1	Code of Ethics

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