Form 10-Q
period 2010-03-31
KeyOn Communications Holdings Inc.
filed 2010-05-17
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010, 21,582,383 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC.
AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2010

KEYON COMMUNICATIONS HOLDINGS INC. AND RELATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$9,727,636	$125,083
Accounts receivable, net of allowance for doubtful accounts	108,411	155,228
Inventories	108,873	114,150
Prepaid expenses and other current assets	97,646	114,296

Total current assets	10,042,566	508,757

PROPERTY AND EQUIPMENT - Net	1,538,933	1,614,454

OTHER ASSETS
Goodwill	1,628,831	1,341,816
Subscriber base - net	180,098	182,669
Trademarks	16,667	16,667
Refundable deposits	70,416	70,416
Debt issuance costs - net	346,350	117,548

Total other assets	2,242,362	1,729,116

TOTAL ASSETS	$13,823,861	$3,852,327

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,625,433	$1,833,520
Revolving line of credit - related party	—	100,000
Term loan payable - related party	—	147,016
Current portion of notes payable	148,223	150,450
Current portion of deferred rent liability	64,706	63,665
Current portion of capital lease obligations	700,296	643,039
Deferred revenue	196,856	213,674

Total current liabilities	2,735,514	3,151,364

LONG-TERM LIABILITIES:
Deferred rent liability, less current maturities	64,593	80,094
Term loan payable - related party	—	3,902,984
Notes payable, less current maturities	15,001,980	7,842
Capital lease obligations, less current maturities	375,110	503,477

Total long term liabilities	15,441,683	4,494,397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Series A preferred stock, $0.001 par value; 60,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and at March 31, 2010	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 20,686,056 shares issued and outstanding at December 31, 2009; 21,181,439 shares issued and outstanding at March 31, 2010	21,181	20,686
Common stock payable for exercised options	187,500	101,433
Additional paid-in capital	26,137,071	24,428,922
Deferred compensation	(429,431)	(39,751)
Accumulated deficit	(30,269,657)	(28,304,724)

Total stockholders’ (deficit)	(4,353,336)	(3,793,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$13,823,861	$3,852,327

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
REVENUES:
Service and installation revenue	$1,554,428	$1,831,991
Support and other revenue	40,531	34,181

Total revenues	1,594,959	1,866,172

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,077,292	872,570
Professional fees	904,649	37,093
Network operating costs	665,274	708,186
Depreciation and amortization	470,495	639,457
Other general and administrative expense	290,040	308,385
Installation expense	51,575	47,353
Marketing and advertising	50,652	15,353

Total operating costs and expenses	3,509,977	2,628,397

LOSS FROM OPERATIONS	(1,915,018)	(762,225)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	1,459	—
Other income - other	151,897	—
Interest income	853	1
Interest expense	(204,124)	(260,354)

Total other income (expense)	(49,915)	(260,353)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,964,933)	$(1,022,578)

Net loss per common share—basic and diluted	$(0.09)	$(0.12)

Weighted average common shares outstanding—basic and diluted	20,944,853	8,828,837

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net loss	$(1,964,933)	$(1,022,577)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	416,063	538,946
Amortization expense on subscriber base	54,431	100,511
Stock based compensation expense	232,056	187,482
Warrant expense for professional services	182,566	—
Professional services paid for in common stock	123,834	—
Amortization of debt issuance costs	21,198	36,798
Gain on sale of asset	(1,459)	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	50,218	(53,440)
Inventory	5,277	6,703
Prepaid expenses and other current assets	19,230	(8,021)
Other assets	(250,000)	(7,732)
Accounts payable and accrued expenses	(219,429)	48,324
Accounts payable and accrued expenses - related party	—	26,925
Payment on cash overdraft	—	(3,193)
Deferred rent liability	(14,460)	(14,205)
Deferred revenue	(24,425)	27,136

Net cash flows from operations	(1,369,833)	(136,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(103,714)	—
Proceeds on disposal of equipment	1,800	791

Net cash flows from investing activities	(101,914)	791

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit - related parties	—	50
Payment on revolving line of credit - related parties	(100,000)	—
Payment on term loan payable - related parties	(4,050,000)	—
Payments on notes payable	(77,576)	(27,711)
Proceeds from notes payable	15,000,000	154,639
Proceeds from warrants exercised	456,108	—
Payments on capital lease obligations	(154,232)	(74,962)
Proceeds from notes payable - related party	—	103,094

Net cash flows from financing activities	11,074,300	155,110

NET INCREASE/ (DECREASE) IN CASH	9,602,553	19,558

CASH - Beginning of period	125,083	28,032

CASH - End of period	$9,727,636	$47,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for acquisition - Affinity:
Network equipment	$118,205	$—
Customer premise equipment	20,150	—
Customer base	51,860	—
Vehicles	9,840	—
Office equipment	5,795	—
Prepaid expenses	2,580	—
Accounts receivable	3,401	—
Accounts payable and accrued expenses	(11,342)	—
Loan payable	(69,487)	—
Deferred subscription income	(7,607)	—
Goodwill	287,016	—

	$410,411	$—

Warrant interest expense	$—	$39,798

Common stock payable subscription sales	$456,108	$—

Common stock issued for common stock payable	$370,041	$—

Common stock issued for professional services	$123,834	$—

Capital lease obligations for property and equipment	$83,122	$50,794

Cash payments for:
Interest	$241,004	$234,241

Tax	$—	$—

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc.(“KeyOn”) became a publicly-traded company by virtue of a merger with Grant Enterprises, Inc. (“Grant”), a publicly-traded company with nominal operations (the “Merger”). In connection with the Merger, a newly formed subsidiary of KeyOn merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. Grant subsequently changed its name to KeyOn Communications Holdings, Inc. The Merger was accounted for as a reverse acquisition and recapitalization of KeyOn.

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

          KeyOn Spectrum Holdings, LLC (Spectrum Holdings), a wholly-owned limited liability operating entity of the

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company, was organized on November 26, 2007 under the laws of the State of Nevada. It has no current operations and serves as a subsidiary to pursue potential spectrum acquisitions. It will continue its operations until November 26, 2507 or until dissolved, if sooner.

Note 2 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 not misleading. The unaudited condensed consolidated financial statements for the three months ended March 31, 2010, and March 31, 2009 should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as contained in the Form 10K/A filed on April 16, 2010.

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

          Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $9,425,853 and none in excess of the federally insured program as of March 31, 2010 and December 31, 2009, respectively.

          Inventories

          The Company maintains a consistent stock supply of customer premise equipment, installation supplies, and

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

tower replacement parts. The value of this inventory was $94,673 and $99,950 as of March 31, 2010 and December 31, 2009, respectively. The Company also began to carry inventory in 2007 in support of its launch as a retailer of satellite video service from DISH. The value of this inventory was $14,200 as of March 31, 2010 and December 31, 2009. The inventory is carried at the incurred cost value of the invoiced amount from the suppliers. Once the DISH installation is complete, the revenue is recognized and the cost of inventory is expensed to operating expense

          Intangible Assets

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

          Intangible assets, including goodwill, are accounted for under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles--Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test our goodwill for impairment annually during our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. In the fourth quarter of fiscal 2009 we conducted an impairment test of our goodwill and intangible assets which resulted in a $85,906 impairment charge to our Pocatello goodwill and a $213,416 impairment charge to our Speednet goodwill.

          Deferred Revenues

          Payments received in advance for subscriptions are deferred and recognized as the services are provided. The amount of revenue that was deferred was $196,856 and $213,674 at March 31, 2010 and December 31, 2009, respectively.

          Reclassifications

          Certain reclassifications have been made to the 2009 financial amounts to conform to the 2010 financial presentation.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

          Stock-Based Compensation

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company recorded total stock-based compensation of $232,056 for the three month period ended March 31, 2010, compared to $187,482 for the same period in 2009.

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

          Recent Accounting Pronouncements

          The following pronouncements have been issued by the Financial Accounting Standards Board (“FASB”):

          In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (ASC Topic 810),” as well as other modifications. The Company adopted this Statement in the first quarter of 2010 without significant impact to the financial statements.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

          In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

          In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

          In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Note 3 – Equipment

          Equipment at March 31, 2010 and December 31, 2009, consisted of the following:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	3/31/2010	12/31/2009

Subscriber equipment	$6,260,808	$6,206,078
Fixed wireless tower site equipment	2,990,272	2,816,295
Software and consulting costs	623,202	594,170
Computer and office equipment	532,393	459,089
Vehicles	232,649	242,574
Leasehold improvements	312,100	312,100

	10,951,424	10,630,306
Less: accumulated depreciation	(9,412,491)	(9,015,852)

Fixed assets - net	$1,538,933	$1,614,454

          Depreciation expense for the three months ended March 31, 2010 and March 31, 2009 was $416,063 and $538,946 respectively.

Note 4 – Intangible Assets

          Intangible assets at March 31, 2010 and December 31, 2009, consisted of the following:

	3/31/2010	12/31/2009

Goodwill	$1,628,831	$1,341,816
Subscriber base	1,365,275	1,313,415
Trademark	16,667	93,585

	3,010,773	2,748,816
Less: accumulated amortization	(1,185,177)	(1,130,746)

Intangible assets - net	$1,825,596	$1,618,070

          Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $54,431 and $100,511, respectively.

          Estimated amortization expense for the remainder of 2010 and future fiscal years is as follows:

2010	$78,485
2011	45,985
2012	45,359
2013	10,269
2014	—
Thereafter	—

$180,098

Note 5 – Line of Credit and Other Debt

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Agreement, the payment reduced the Loan to $4.05 million with Sun West Bank and extended its maturity until June 4, 2015. Payments for the first year are interest only at 7.25% fixed interest rate. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan was guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly. The loan and all accrued interest were repaid in full on February 5, 2010.

          The Company holds a line of credit loan for $100,000 with Sun West Bank. The line of credit agreement was entered into on December 18, 2006. The line is a variable rate revolving line of credit loan for $100,000 due upon demand. The interest rate is the base rate plus an added margin rate of 3%. The base rate for floating commercial loans is published by Sun West Bank and varies weekly. The variable interest rate as of March 31, 2010 was 7.75%. The interest on the line of credit is paid monthly. The line of credit is guaranteed by a shareholder and officer of the Company. The line of credit was paid down to a zero balance as of March 31, 2010.

          On February 1, 2010, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with The California Capital Limited Partnership (“CCLP”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CCLP a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”). The Note generally bears interest at the rate of 8% per annum. However, prior to September 30, 2010, interest under the Note shall accrue on the outstanding principal amount, at the election of CCLP, at the rate of 4% per annum and be payable in cash or at the rate of 8% per annum and be payable in shares of Series Cal Cap Preferred Stock, with such shares of Series Cal Cap Preferred Stock. The Note matures on February 5, 2015, unless accelerated by CCLP upon an event of default.

          The Note is convertible into shares of Series Cal Cap Preferred Stock as well as common stock, at the option of CCLP, upon maturity or mandatorily in certain circumstances, as fully described in the Company’s Current Report on Form 8-K filed on February 5, 2010. Pursuant to the terms of the Note, if the Company had been successful in any of its ARRA applications, the Note would have mandatorily converted into shares of Series Cal Cap Preferred Stock. The Company also entered into a Registration Rights Agreement, a Security Agreement (the “Security Agreement”) and various ancillary certificates, dated February 5, 2010. Pursuant to the Security Agreement between CCLP and the Company, the Company’s obligations under the Note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiaries.

          The Company had the following notes payable at March 31, 2010 and December 31, 2009:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Notes payable	3/31/2010	12/31/2009

Convertible note has a term of 5 years. Prior to 09/30/10, holder can elect to receive interest at 8% per annum if paid in the form of Preferred Stock or interest at 4% per annum if paid in cash.	$15,000,000	$—
Note and loan payable for professional services non-interest bearing	121,737	121,737
7.8% note payable to American National Bank, payable monthly for 48 months for the purchase of vans	24,758	30,181
9.1% note payable to GMAC, payable monthly for 60 months for the purchase of two trucks	3,708	6,374

	15,150,203	158,292
Current portion	(148,223)	(150,450)

Long term portion	$15,001,980	$7,842

Term loan payable-related party	3/31/2010	12/31/2009
Term loan payable - current	$—	$147,016
Term loan payable - long term	—	3,902,984

	$—	$4,050,000

          Future minimum payments on the notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2010:

2010	$142,360
2011	2,590,682
2012	3,696,071
2013	4,005,682
2014	4,338,151
Thereafter	377,257

$15,150,203

Note 6 - Operating and Capital Leases

          The Company and its related entities lease equipment from certain parties under various capital leases expiring in 2008 through 2011. Pursuant to those capital lease financing arrangements, the Company has drawn down an additional $83,122 in the three months ended March 31, 2010. On March 12, 2009, the Company entered into an Amendment of a certain Master Equipment Lease Agreement with one of the Company’s secured lenders (the “Lender”) (the “Amendment”), pursuant to which the Lender agreed to restructure certain lease schedules, payment and purchase terms arising under that certain Master Equipment Lease Agreement executed by the Company and the Lender on November 9, 2005 (the “Master Lease”). The Lender also has agreed to extend and restructure the payments due and owing under the Master Lease such that beginning in April 2009, the Company began to make the restructured payments with the final payment in March 2011.

          In addition, the related entities lease tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, several also have various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. The total amount of fixed assets capitalized through leasing is $3,622,975 as of March 31, 2010.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2010:

2010	661,713
2011	607,637
2012	55,171
2013	6,909
2014	179

Total mimimum lease payments	1,331,609
Less amounts representing interest	(256,203)

1,075,406

Less current portion	(700,296)

Long term capital lease obligations	$375,110

          Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at March 31, 2010:

2010	$694,633
2011	772,079
2012	444,008
2013	235,135
2014	48,391
Thereafter	15,604

Total	$2,209,850

          The total rental expense included in operating expenses for operating leases included above is $353,676 and $351,031 for the three months ended March 31, 2010 and 2009, respectively.

Note 7 - Related Party Transactions

          Related parties that entered into transactions with the Company include officers and stockholders. Transactions with related parties as of March 31, 2010 and December 31, 2009 are the following:

	3/31/2010	12/31/2009

Term loan payable-curent - related party (see also Note 5)	$—	$147,016
Term loan payable-long term - related party (see also Note 5)	—	3,902,984
Revolving line of credit - related party (see also Note 5)	—	100,000

	$—	$4,150,000

          The loan and all accrued interest were repaid in full on February 5, 2010 with proceeds from the Note of $15,000,000 issued to CCLP. The revolving line of credit was also paid down to $0 as of March 31, 2010.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Business Combinations

          On December 4, 2009, the Company purchased the assets of SkyWi, Inc., pursuant to an Asset Purchase Agreement, from Data Sales, Inc., including subscriber contracts, accounts, and fixed assets for 33,388 shares of common stock and a total purchase price of $66,442. The purchase price breakdown is as follows:

Subscriber Base	$22,528
Property and equipment	65,600
Less: Gain on acquisition	(21,686)

Total consideration	$66,442

          On February 3, 2010, the Company purchased the assets of Affinity Wireless, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 141,521 shares of common stock and a total purchase price of $410,411. The preliminary purchase price breakdown is as follows:

Network equipment	$118,205
Customer premise equipment	20,150
Customer base	51,860
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Deferred subscription income	(7,607)
Goodwill	287,016

$410,411

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

          The Company is authorized to issue up to 115,000,000 shares of common stock with a par value of $.001 for each share. 21,181,439 and 20,686,056 shares were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          During the three month period ended March 31, 2010, 495,383 shares of common stock were issued. Stock was issued during the three months ended March 31, 2010 as follows: 66,667 shares of stock recorded as common stock payable as of December 31, 2009, priced at $1.50 for total proceeds of $100,000 for subscription sales, 55,556 shares of stock valued at $123,890 were issued as payment for contractual agreements for professional services, 228,774 shares were issued for warrants exercised totaling $268,608, 2,865 were issued for common stock payable as of December 31, 2009 of $1,433, and 141,521 were issued for the purchase of the Affinity Wireless, LLC assets.

          During the year ended December 31, 2009, 11,914,706 shares of common stock were issued. Stock was issued during the year ended December 31, 2009 as follows: 5,677,984 shares of stock priced at $3,088,951 for subscription sales, 3,693,069 were issued for secured subordinated notes and accrued interest totaling $1,517,286, 80,000 shares of stock were issued as part of the restricted stock agreement, 2,272,778 shares of stock valued at $327,945 were issued as payment for contractual agreements for professional services, 100,000 shares were issued for warrants exercised totaling $50,000, 57,487 were issued for common stock payable as of December 31, 2008, and 33,388 were issued for the purchase of the SkyWi assets.

Preferred Shareholders’ Equity

          The Company is authorized to issue up to 60,000,000 shares of preferred stock (“Preferred Stock”) with a par value of $0.001 for each share. No shares of Preferred Stock were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.

Warrants

          The Company has 3,693,642 common stock warrants outstanding and exercisable as of March 31, 2010 with a warrant strike price ranging from $0.50 to $8.00 and an average price of $2.85 for each share of common stock. These warrants have expiration dates of three to five years from their date of issue. As of December 31, 2009, a total of 3,936,291 warrants to purchase shares of our common stock were outstanding and exercisable. 400,000 warrants were issued in during the three months ended March 31, 2010. 478,774 warrants were exercised during the three months ended March 31, 2010. 13,875 warrants were forfeited due to expiration during the three months ended March 31, 2010. 150,000 warrants became unexercisable as a result of certain conditions not being fulfilled during the three months ended March 31, 2010. The amount expensed to interest expense for the amortization of the debt issuance costs during the three months ended March 31, 2010, was $21,198.

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

          As of December 31, 2009, 2,440,000 options were outstanding. During the three months ended March 31, 2010, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the three months ended March 31, 2010, 150,000 options were forfeited. As of March 31, 2010, 2,290,000 options were outstanding.

          Compensation expense recorded on stock options for the three months ended March 31, 2010, totaled $232,056. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $1.04 per share.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 – Subsequent Events

Acquisitions

          On April 30, 2010, the Company entered into an agreement to acquire substantially all of the wireless broadband assets and assume certain liabilities from Dynamic Broadband Corporation, an Iowa corporation. The assets to be acquired are used in the businesses of operating wireless broadband networks that provide high-speed Internet access and other related services to subscribers in Iowa and Minnesota. The wireless broadband assets exclude DYBB’s managed service business known as “X-Wires.”

          As consideration for the acquired assets, the Company has agreed to issue shares of common stock as well as assume certain obligations of DYBB. The total purchase price of the transaction is $2,520,000, subject to further adjustments as described in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations and warranties by the Company and DYBB.

          On December 21, 2009, we entered into an agreement to acquire certain assets and assume certain liabilities from RidgeviewTel, LLC, a Colorado limited liability company. The acquired assets are used in the businesses of operating wireless broadband networks that provide high-speed Internet access and other related services to both residential and commercial subscribers in, and around, certain markets in Illinois.

          On April 1, 2010, upon the satisfaction of certain closing conditions as described in the RVT Asset Purchase Agreement, we completed the purchase of the assets and assumed certain liabilities. At Closing, as partial consideration for these acquired assets, we issued 150,944 shares of common stock of the Company. The balance of the consideration consists of up to 16,772 shares of common stock, based upon the final calculation of net working capital as described in the RVT Asset Purchase Agreement. The Company has not yet completed the purchase valuation on this acquisition.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP and DISH video services to both residential and business subscribers. Our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas. We have principally grown our business through the acquisition of wireless broadband companies operating in areas contiguous or adjacent to our existing operations as well as through the organic growth of our subscriber base. Over the past four years, we have acquired seven companies, which have increased our subscriber base and expanded our network footprint. The strategic acquisition of wireless broadband companies is one of our core growth strategies known as “Rural UniFi” which we launched in September of 2009. From December 2009 continuing through the first quarter of 2010, we completed three acquisitions of wireless broadband assets, including subscribers and related equipment, located in Texas, Iowa and Illinois. Additionally, on April 30, 2010, we entered into an agreement to acquire substantially all of the wireless broadband assets from Dynamic Broadband Corporation (“Dynamic Broadband”) which, when completed, will be our eighth acquisition. Dynamic Broadband provides wireless broadband and related services to commercial and residential customers in Iowa and Minnesota. We anticipate closing this transaction in the second quarter of 2010. We are engaged in ongoing discussions with numerous potential acquisition candidates and believe we are well positioned to continue to make additional acquisitions and grow our revenue and cash flow.

          In February of 2010, we raised $15 million through the issuance of a secured convertible promissory note. We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government programs. Specifically, our working capital position has improved by approximately $17 million as compared to the first quarter in 2009.

          The passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP) created a unique opportunity for us to potentially access federal grants and loans for the deployment of next-generation wireless broadband networks using WiMAX technology (4G WiMAX) in qualified rural markets. The receipt of such funding would allow us to greatly expand our network footprint and service offerings. Under BIP, there are two rounds during which applicants may seek grants and loans from the federal government. In the first round of BIP (“Round One”), we submitted eleven applications for grants and loans totaling approximately $150 million in order to build out networks across 11 states. These applications were all denied in March 2010. The second and final round of BIP (Round Two) commenced in January 2010 with applications due on March 29, 2010.

          In Round Two, the definitions of eligible areas were expanded to include a greater number of eligible communities and the amount of capital for “last-mile” projects, such as KeyOn’s, was increased from $1.2 billion to $1.7 billion. In light of those changes, as well as the fact that only approximately $910 million of the $1.2 billion was allocated to applicants in Round One, management continues to believe that participation in ARRA through BIP is a significant opportunity for growth. As a result, on March 29, 2010, we submitted sixteen applications under Round Two of the BIP. Pursuant to our applications, KeyOn is seeking approximately $374 million of federal grants and loans to bring 4G WiMAX broadband to as many as 22 states and 9.6 million people in rural America. In addition, in the event our applications are awarded, we would be required to contribute up to $163 million of third-party financing.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Results of Operations

Three-Month Period Ended March 31, 2010 as Compared to the Three-Month Period Ended March 31, 2009

          Revenues. During the three month period ended March 31, 2010, we recognized revenues of $1,594,959, as compared to revenues of $1,866,172 during the three month period ended March 31, 2009, representing a decrease of approximately 14.5%. This decrease was the result of a net decline in subscribers. During 2009, in an effort to reduce operating costs, we reduced our marketing and other corporate expenses, electing to focus principally on subscriber retention. As a result, during this period we experienced reduced gross subscriber additions and ordinary course subscriber churn. These factors were magnified by the general economic downturn experienced across many sectors of the economy in 2009. In the fourth quarter of 2009 and continuing into the first quarter of 2010, we began to increase our marketing expenses in an effort to grow our subscriber base. Although we have begun to experience an increase in subscribers, we have not yet received the full financial benefit of such subscriber growth during the first quarter. In addition, we did not receive a full quarter of revenues from the acquisition completed during the first quarter of 2010.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $3,509,977 for the three month period ended March 31, 2010, as compared to $2,628,397 for the three month period ended March 31, 2009, representing a increase of approximately 33.5%. The majority of this increase, 98.4%, was due to professional fees expenses during the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009. These professional fees were almost entirely due to expenses incurred in connection with our Round Two ARRA applications. The remaining 1.6% of the increase in operating expenses was an increase in payroll expenses and marketing expenses that was offset by a reduction in depreciation and network operating costs. Our operating loss margin increased by 79 percentage points from a total operating loss of $1,915,018 for the three month period ended March 31, 2010 as compared to a loss of $762,225 for the three month period ended March 31, 2009. By removing ARRA stimulus application expenses and non-cash stock compensation expense from payroll and professional fees of $1,162,641 for the three month period ended March 31, 2010, and $187,482 for the three month period ended March 31, 2009, our operating expenses decreased by $93,579. Using these normalized expenses, our operating loss margin increased by only 16 percentage points from a total normalized operating loss of $752,377 for the three month period ended March 31, 2010 as compared to a loss of $574,743 for the three month period ended March 31, 2009.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $1,077,292 for the three month period ended March 31, 2010, as compared to $872,570 for the three month period ended March 31, 2009, representing an increase of approximately 23.5%. A majority of this increase, 78.3%, was primarily due to additional headcount in support of our expanded operations resulting from our Rural Unifi initiatives and in furtherance of our organic

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

growth efforts for the three month period ended March 31, 2010. The remaining portion of this increase, 21.7%, was due to non-cash stock based compensation for the three month period ended March 31, 2010.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $470,495 for the three month period ended March 31, 2010, as compared to $639,457 for the three month period ended March 31, 2009, representing a decrease of approximately 26.4%. This decrease was primarily due to fewer new equipment purchases stemming from slower growth during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $665,274 for the three month period ended March 31, 2010, as compared to $708,186 for the three month period ended March 31, 2009, representing a decrease of approximately 6.1%. The decrease was primarily due to our efforts to reduce costs by improving our tower equipment maintenance process which resulted in fewwer tower service repairs, fewer replacement parts purchased and our rationalizing of unnecessary and underperforming transmission sites. This decrease, however, was partially offset by increased tower rent, along with Internet transport and termination expenses from acquired networks.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $290,040 for the three month period ended March 31, 2010, as compared to $308,385 for the three month period ended March 31, 2009, representing a decrease of approximately 0.6%. This slight reduction was due to a continued focus on reducing overall expenses.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $51,575 for the three month period ended March 31, 2010, as compared to $47,353 for the three month period ended March 31, 2009, representing an increase of approximately 8.9%. Installation volumes decreased by 23.9% during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009. Fuel expense and automobile repair expenses, however, increased during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009, more than offsetting the decrease in installation volume.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $904,649 for the three month period ended March 31, 2010, as compared to $37,093 for the three month period ended March 31, 2009, representing an increase of approximately 2,338.9%. The majority of this increase, 90%, was due to expenses incurred in connection with our Round Two ARRA applications. The remaining 10% was due to expenditures related to our Rural Unifi initiative. Without these professional fees from the ARRA initiative, our professional fees expense for the three month period ended March 31, 2010 would have been $47,973 as compared to $37,093 during the three months ended March 31, 2009, an increase of approximately 29%.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $50,652 for the three month period ended March 31, 2010, as compared to $15,353 for the three month period ended March 31, 2009, representing an increase of approximately 229.9%. In an attempt to grow our subscriber base organically, we began to increase our marketing initiatives during the three months ended March 31, 2010. Our marketing costs were 3.2% of revenue for the three month period ended March 31, 2010 and 0.8% of revenue for the three month period ended March 31, 2009, representing a 2 percentage point increase. We expect to see the full impact of our marketing efforts take hold in the second quarter of 2010.

          Other Income and Expense. We incurred other income and expense of $49,915 for the three month period ended March 31, 2010, as compared to $260,353 for the three month period ended March 31, 2009, representing a decrease of 80.8%. The primary reason for the decrease, 72.2%, resulted from the successful negotiation and settlement of an outstanding trade account payable. The remaining reason for the decrease, 19.2%, was the absence of any interest expense on our subordinated secured notes during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009, as these subordinated secured notes were satisfied in full on September 30, 2009.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Net Loss. We had a net loss of $1,964,933 for the three month period ended March 31, 2010, as compared to a net loss of $1,022,578 for the three month period ended March 31, 2009, representing an increase of approximately 92.2%. The majority of this increase, 92.2%, was due to professional fees expenses during the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009. Furthermore, most of these professional fees were incurred in connection with our Round Two ARRA applications. The remaining 7.8% of the increase resulted from higher payroll and marketing expenses, as offset by a reduction in depreciation and network operating costs. Our net loss margin increased by 68 percentage points from a net loss of $1,964,933 for the three month period ended March 31, 2010 as compared to a net loss of $1,022,578 for the three month period ended March 31, 2009. By removing the ARRA stimulus application expenses and non-cash stock compensation expense from payroll and professional fees of $1,162,564 for the three month period ended March 31, 2010, and $187,482 for the three month period ended March 31, 2009, our net loss improved by $32,804. Using the normalized net loss, our net loss margin increased by only 6 percentage points from a total normalized net loss of $802,292 for the three month period ended March 31, 2010 as compared to a normalized net loss of $835,096 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

General

          As of March 31, 2010 and March 31, 2009, we had cash of $9,727,636 and $47,590, respectively.

          Net Cash Used by Operating Activities. Net cash used in operating activities totaled $1,369,833 for the three month period ended March 31, 2010, as compared to net cash used by operating activities of $136,343 for the three month period ended March 31, 2009. This increase in cash used in operating activities was primarily attributable to payments for professional services incurred in connection with our Round Two ARRA applications. We also reduced our accounts payable by $316,846, or 18%, from December 31, 2009 to March 31, 2010. Finally, we prepaid $250,000 for professional fees related to capital equipment financing requirements in our Round Two ARRA applications.

          Net Cash Used in Investing Activities. Net cash used in investing activities totaled $101,914 for the three month period ended March 31, 2010, as compared to net cash proceeds from investing activities of $791 for the three month period ended March 31, 2009. In the three-month period ended March 31, 2010, we purchased computer software, tower and customer premise equipment with cash totaling $103,714.

          Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $11,074,300 for the three month period ended March 31, 2010, as compared to $155,110 for the three month period ended March 31, 2009. During the three month period ended March 31, 2010, we issued a secured convertible promissory note for $15,000,000 of which $4,050,000 was used to pay our previously outstanding term bank loan, and $100,000 was used to pay down a revolving line of credit. We also received proceeds from the exercise of warrants of $456,108 during the three month period ended March 31, 2010.

          Working Capital. As of March 31, 2010, we had working capital of $7,307,052. As of March 31, 2009 we had negative working capital $9,252,232. The improvement year over year is $16,559,284.

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

timely decisions regarding required disclosure. We were unable to conclude that our disclosure controls and internal controls over financial reporting procedures are effective, as of the end of the period covered by this report (March 31, 2010), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently assessing our company-wide control environment and implementing additional processes to work towards compliance this requirement prior to the filing of our annual report for the year ended December 31, 2010.

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

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: March 17, 2010	By:

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2010	By:

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Financial Officer

*	Filed herewith