Form 10-Q
period 2010-06-30
KeyOn Communications Holdings Inc.
filed 2010-08-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, 23,664,984 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,785,721	$125,083
Accounts receivable, net	132,304	155,228
Inventories	108,873	114,150
Prepaid expenses and other current assets	113,052	114,296

Total current assets	8,139,950	508,757

PROPERTY AND EQUIPMENT, Net	2,992,003	1,614,454

OTHER ASSETS
Goodwill	1,717,298	1,341,816
Subscriber base, net	814,430	182,669
Trademarks	16,667	16,667
Deposits	85,601	70,416
Debt issuance costs, net	327,737	117,548

Total other assets	2,961,733	1,729,116

TOTAL ASSETS	$14,093,686	$3,852,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,729,980	$1,955,257
Revolving line of credit - related party	—	100,000
Term loan payable - related party	—	147,016
Current portion of notes payable	32,084	28,713
Current portion of capital lease obligations	704,441	643,039
Deferred rent	64,900	63,665
Deferred revenue	280,292	213,674
Derivative liability	7,251,186	—

Total current liabilities	10,062,883	3,151,364

LONG-TERM LIABILITIES:
Term loan payable - related party	—	3,902,984
Convertible note (net of a $14,149,618 discount)	850,382	7,842
Capital lease obligations, less current maturities	431,990	503,477
Deferred rent liability, less current maturities	48,445	80,094

Total long term liabilities	1,330,817	4,494,397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY/(DEFICIT):

Preferred Stock - 60,000,000 shares authorized with 60,000,000 shares designated in the following classes:
Series Cal Cap preferred stock, 30,000,000 shares authorized; 0 shares issued	—	—
Series KIP preferred stock, 0.0001 par value; 30,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 23,637,746 and 20,755,588 shares issued and outstanding at June 30, 2010 and December 21, 2009, respectively	23,638	20,756
Additional paid-in capital	28,051,883	24,490,534
Accumulated deficit	(25,375,535)	(28,304,724)

Total stockholders’ equity/(deficit)	2,699,986	(3,793,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$14,093,686	$3,852,327

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

REVENUES:
Service and installation revenue	$1,694,096	$1,728,838	$3,248,524	$3,560,829
Support and other revenue	34,753	55,494	75,284	89,675

Total revenues	1,728,849	1,784,332	3,323,808	3,650,504

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,285,357	703,606	2,362,649	1,576,176
Depreciation and amortization	419,302	617,500	889,797	1,256,957
Network operating costs	760,408	754,541	1,425,682	1,462,727
Other general and administrative expense	343,681	258,333	633,721	566,718
Installation expense	49,047	32,613	100,622	79,966
Professional fees	568,171	95,430	1,472,820	132,523
Marketing and advertising	77,611	5,825	128,263	21,178

Total operating costs and expenses	3,503,577	2,467,848	7,013,554	5,096,245

LOSS FROM OPERATIONS	(1,774,728)	(683,516)	(3,689,746)	(1,445,741)

OTHER INCOME (EXPENSE):
Other income	—	—	153,356	—
Interest income	—	1	853	1
Interest expense	(748,987)	(350,568)	(1,284,088)	(610,921)
Change in fair value of derivative instruments	3,199,456	—	7,748,814	—

Total other income (expense)	2,450,469	(350,567)	6,618,935	(610,920)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$675,741	$(1,034,083)	$2,929,189	$(2,056,661)

Net income (loss) per common share, basic	$0.02	$(0.10)	$0.07	$(0.22)

Net income (loss) per common share, diluted	$(0.04)	$(0.10)	$(0.09)	$(0.22)

Weighted average common shares outstanding, basic	22,277,054	10,292,397	21,614,633	9,563,390

Weighted average common shares outstanding, diluted	43,395,544	10,292,397	39,907,121	9,563,390

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Total Stockholders’ Equity (Deficit)
			Additional Paid- In Capital	Accumulated Deficit
	Shares	Amount

BALANCE, January 1, 2010	20,755,588	20,755	24,490,534	(28,304,724)	(3,793,434)

Common Stock issued to non-employees for professional services	55,556	56	123,834		123,890
Employee stock option compensation expense			464,112		464,112
Amortization of non-employee stock based compensation			429,670		429,670
Purchase of Affinity Wireless, LLC for Stock	141,521	142	410,269		410,411
Purchase of RidgeviewTel, LLC for Stock	168,733	169	151,691		151,859
Purchase of Dynamic Broadband Corporation for Stock May 28, 2010	2,037,574	2,038	1,526,143		1,528,182
Common Stock Issued for Exercised Warrants	478,774	479	455,629		456,108
Net income for the six months ended June 30, 2010				2,929,189	2,929,189

BALANCE, June 30, 2010	23,637,746	23,638	28,051,883	(25,375,535)	2,699,986

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATIONS:
Net income/(loss)	$2,929,189	$(2,056,661)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation expense	784,495	1,055,935
Amortization expense on subscriber base	105,300	201,022
Provision for doubtful account	93,073	—
Stock based compensation expense	464,112	230,131
Change in fair value of derivative liability	(7,748,814)	—
Non-cash interest expense	850,382	—
Warrant expense for professional services	429,670	—
Professional services paid for in common stock	123,890	14,050
Amortization of debt issuance costs	39,753	156,424
Gain on sale of asset	(1,459)	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(47,084)	(60,317)
Inventory	5,277	29,053
Prepaid expenses and other current assets	(3,259)	(39,442)
Refundable deposits	207	(991)
Accounts payable and accrued expenses	(445,241)	158,401
Accounts payable and accrued expenses - related party	—	57,256
Deferred rent liability	(30,414)	(29,065)
Deferred revenue	(28,440)	14,221

Net cash flows from operations	(2,479,363)	(269,983)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(218,896)	(26,988)
Proceeds on disposal of equipment	1,800	791

Net cash flows from investing activities	(217,096)	(26,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(40,500)
Payment on cash overdraft	—	(66,223)
Proceeds/(payment) from revolving line of credit - related parties	(100,000)	50
Payment on term loan payable - related parties	(4,050,000)	(450,000)
Deposits for future financing	(250,000)	—
Payments on notes payable	(454,577)	(219,479)
Proceeds from issuance of convertible note	15,000,000	—
Proceeds from notes payable	—	600,000
Proceeds from exercise of common stock purchase warrants	456,108	540,819
Payments on capital lease obligations	(244,435)	(173,187)
Proceeds from notes payable - related party	—	100,001

Net cash flows from financing activities	10,357,097	291,481

NET INCREASE/ (DECREASE) IN CASH	7,660,638	(4,699)
CASH AND CASH EQUIVALENTS - Beginning of period	125,083	28,032

CASH AND CASH EQUIVALENTS - End of period	$7,785,721	$23,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for acquisition - Affinity:
Network equipment	$118,205	$—
Customer premise equipment	20,150	—
Customer base	51,860	—
Vehicles	9,840	—
Office equipment	5,795	—
Prepaid expenses	2,580	—
Accounts receivable	3,401	—
Accounts payable and accrued expenses	(11,342)	—
Loan payable	(69,487)	—
Obligations to subscribers	(7,607)	—
Goodwill	287,016	—

	$410,411	$—

Stock issued for acquisition - RidgeviewTel:
Network equipment	$14,650	$—
Customer premise equipment	71,475	—
Customer base	26,714	—
Accounts receivable	1,589	—
Obligations to subscribers	(539)	—
Goodwill	37,970	—

	$151,859	$—

Stock issued for acquisition - Dynamic Broadband:
Network equipment	$674,711	$—
Customer premise equipment	746,153	—
Customer base	658,487	—
Vehicles	18,925	—
Office equipment	29,178	—
Prepaid expenses	8,308	—
Accounts receivable	18,075	—
Accounts payable and accrued expenses	(208,621)	—
Loan payable	(380,617)	—
Obligations to subscribers	(86,912)	—
Goodwill	50,495	—

	$1,528,182	$—

Warrants granted for debt issuance costs	$—	$105,998

Warrant interest expense	$—	$—

Deferred stock compensation for professional services	$—	$106,800

Common stock payable subscription sales	$456,108	$—

Common stock issued for common stock payable	$370,041	$14,372

Common stock issued for professional services	$123,834	$—

Capital lease obligations for property and equipment	$234,350	$75,201

Cash payments for:
Interest	$195,837	$526,780

Tax	$—	$—

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc.(“KeyOn”) became a publicly-traded company upon its completion of a merger with Grant Enterprises, Inc. (“Grant”), a publicly-traded company with nominal operations (the “Merger”). KeyOn was incorporated on December 16, 2004, under the laws of the State of Nevada. In connection with the Merger, a newly formed subsidiary of KeyOn merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. Grant subsequently changed its name to KeyOn Communications Holdings, Inc. (the “Company”). The former of stockholders of KeyOn became the majority stockholders of the Company upon completing the merger and the Company continued to operate the business of KeyOn. Accordingly, the Merger was accounted for as a reverse merger and recapitalization of KeyOn.

          The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in twelve (12) states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has the following nine wholly-owned subsidiaries: KeyOn Communications, Inc., KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC; KeyOn SpeedNet, LLC and KeyOn Spectrum Holdings, LLC.

Note 2 – Liquidity and Financial Condition

          The Company incurred an operating loss of $3,689,746 for the six months ended June 30, 2010. At June 30, 2010, the Company’s accumulated deficit amounted to $25,375,535. During the six months ended June 30, 2010, net cash used in operating activities amounted to $2,479,363. At June 30, 2010, the Company’s working capital amounted to ($1,922,933), which includes a liability for the fair value of a derivative financial instrument which, if exercised, would result in a net share settlement of 20,000,000 shares.

          On February 1, 2010, the Company and an institutional investor entered into a note purchase agreement (Note 7). On February 5, 2010, pursuant to the note purchase agreement, the Company issued a secured convertible note for the principal sum of $15,000,000, which is convertible into 20,000,000 shares of Series Cal Cap Preferred Stock, par value $0.001 per share.

          The Company currently anticipates that its cash and cash equivalents on hand plus cash it expects to generate in operations will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2011. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, or other means. Management believes that the Company has access to capital resources, however, other than its contingent commitments towards its Round Two ARRA applications, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

Note 3 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2010 and the results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 not misleading. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010, and June 30,

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2009 should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as contained in the Form 10K/A filed on April 16, 2010.

          Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The Company’s significant estimates include accounts receivable and inventory valuation allowances, goodwill and intangible assets, acquisition accounting, valuation of stock options and derivative financial instruments. Actual results could vary from the estimates that were used, and such variances could be significant.

          Consolidation Policy

          The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity (deficit), and cash flows, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Revenue Recognition

          The Company records revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

          The Company charges a recurring subscription fee for providing internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of annual or two year contracts and are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. For the satellite video business, in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation. Deferred revenues for payments received in advance of subscription services amounted to $280,292 and $213,674 at June 30, 2010 and December 31, 2009, respectively.

          Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions. The Company had approximately $7,500,000 in excess of the federally insured limit as of June 30, 2010.

          Inventories

          Inventories consist of customer premise equipment, installation supplies, tower replacement parts and goods that the Company sells as a retailer of satellite video service from DISH. Inventories are stated at the lower of cost (determined on first in first out method), or net realizable value.

          Intangible Assets

          Intangible assets, including goodwill, are accounted for under the provisions of Accounting Standards

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Codification (“ASC”) 350, “Intangibles—Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives which range from 3 to 7 years. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test our goodwill for impairment annually during our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We have performed an evaluation of the carrying value of our intangible assets as of June 30, 2010, and determined that impairment changes are not necessary.

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

          The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

          Reclassifications

          Certain reclassifications have been made to the 2009 financial statement amounts to conform to the 2010 financial presentation.

          Net Income (Loss) per Share

          The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          The table of all of our common stock equivalents is as follows (in thousands):

	June 30,
	2010	2009

Common stock purchase warrants	3,664	2,448
Stock options	1,170	968
Convertible notes	20,000	0

	24,834	3,416

          The numerator in the diluted loss per share calculation for the three months ended June 30, 2010 gives effect to addbacks of (i) $ 149,589 of contractual interest expense under our convertible notes, and (ii) $ 519,405 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $3,199,456 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended June 30, 2010 includes (i) 1,076,520 employee stock options and (ii) 41,970 common stock purchase warrants, each with exercises prices that are less than the average share price of $.73 per share for the three months ended June 30, 2010 and (iii) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes described in Note 7.

          The numerator in the diluted loss per share calculation for the six months ended June 30, 2010 gives effect to addbacks of (i) $240,000 of contractual interest expense under our convertible notes, and (ii) $850,302 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $7,784,814 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the six months ended June 30, 2010 includes (i) 1,335,566 employee stock options and (ii) 845,511 common stock purchase warrants, each with exercises prices that are less than the average share price of $1.31 per share for the six months ended June 30, 2010 and (iiii) 16,111,111 shares of common stock underlying the conversion option embedded in our convertible notes as described in Note 7.

          The adjustment for employee stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in our notes was calculated using the if converted method.

          Stock-Based Compensation

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the grant. The Company recorded total stock-based compensation of $464,112 for the six months ended June 30, 2010, and $230,131 for the same period in 2009.

          Common Stock Purchase Warrants and Derivative Financial Instruments

          The Company classifies all of its common stock purchase warrants and derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

          The Company determined that the embedded conversion option included in its convertible notes more fully described in Note 7 meets the definition of derivative financial instruments that must be bifurcated from the host and accounted for as a freestanding derivative at fair value.

          Fair Value of Financial Assets and Liabilities

          Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment.

          The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at June 30, 2010

	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liability	$7,251,186			$7,251,186

          Recent Accounting Pronouncements

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted FSP FAS 157-4 and did not have a material impact on its consolidated financial position, results of operations, or cash flows.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company did not recognize any significant financial impact from adoption of SFAS No. 167.

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

          In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

          Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Business Combinations

          On February 3, 2010, the Company purchased the assets of Affinity Wireless, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 141,521 shares of common stock for a total purchase price of $410,411. This acquisition enables the Company to expand the business into the geographical region in and around Ottumwa, Iowa. The purchase price breakdown is as follows:

Network equipment	$118,205
Customer premise equipment	20,150
Customer base	51,860
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Obligations to subscribers	(7,607)
Goodwill	287,016

$410,411

          On April 1, 2010, the Company purchased substantially all of the Illinois wireless broadband assets of RidgeviewTel, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 168,733 shares of common stock for a total purchase price of $151,859. This acquisition enables the Company to expand the business into the geographical region in and around Mt. Vernon, Illinois. The preliminary purchase price breakdown is as follows:

Network equipment	$14,650
Customer premise equipment	71,475
Customer base	26,714
Accounts receivable	1,589
Obligations to subscribers	(539)
Goodwill	37,970

$151,859

          On May 28, 2010, the Company purchased substantially all of the assets of the wireless internet service provider business of Dynamic Broadband Corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 2,005,306 shares of common stock. Based upon the net working capital calculation, the Company issued 29,041 shares issued on July 2, 2010 with the remaining 3,227 to be issued upon final settlement, for a total purchase price of $1,528,182. This acquisition enables the Company to expand the business into the geographical region in and around Cedar Rapids, Iowa and Rochester, Minnesota. The preliminary purchase price breakdown is as follows:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Network equipment	$674,711
Customer premise equipment	746,153
Customer base	658,487
Vehicles	18,925
Office equipment	29,178
Prepaid expenses	8,308
Accounts receivable	18,075
Accounts payable and accrued expenses	(208,621)
Loan payable	(380,617)
Obligations to subscribers	(86,912)
Goodwill	50,495

$1,528,182

          Pro forma financials

          The Company accounted for these business combinations using the acquisition method of accounting. The results of operations for the three and six months ended June 30, 2010, include the revenues and expenses of these acquired businesses since the dates of acquisition.

          The unaudited condensed pro-forma financial results for the three and six months ended June 30, 2010 and June 30, 2009 combines the historical results of Dynamic Broadband Corporation, RidgeviewTel, LLC and Affinity Wireless, LLC with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Total revenues	$2,065,531	$2,538,935	$4,205,697	$5,096,421
Loss from operations	$(1,810,468)	$(680,760)	$(3,620,317)	$(1,225,907)
Net income/(loss) available to common stockholders	$640,001	$(1,031,327)	$2,998,618	$(610,920)
Net income/(loss) per share - basic	$0.03	$(0.08)	$0.13	$(0.05)
Net income/(loss) per share - diluted	$(0.03)	$(0.08)	$(0.02)	$(0.05)
Pro forma weighted average shares outstanding, basic	23,637,746	12,640,225	23,392,594	11,911,218
Pro forma weighted average shares outstanding, diluted	44,756,237	12,640,225	41,685,082	11,911,218

          The unaudited condensed pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

Note 5 – Property and Equipment

          Property and equipment consists of the following:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2010	December 31, 2009

Subscriber equipment	$6,734,993	$6,206,078
Fixed wireless tower site equipment	4,269,745	2,816,295
Software and consulting costs	625,011	594,170
Computer and office equipment	579,503	459,089
Vehicles	251,575	242,574
Leasehold improvements	312,100	312,100

	12,772,927	10,630,306
Less: accumulated depreciation	(9,780,924)	(9,015,852)

Property and equipment, net	$2,992,003	$1,614,454

          Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 amounted to $784,496 and $1,055,935 respectively. The total amount of fixed assets capitalized through leasing is $3,857,325 as of June 30, 2010.

Note 6 – Intangible Assets

          Intangible assets at June 30, 2010 and December 31, 2009, consisted of the following:

Goodwill
Goodwill-December 31, 2009	$1,341,816
Affinity Acquisition Goodwill	287,016
Dynamic Broadband Acquisition Goodwill	50,495
RidgeviewTel Acquisition Goodwill	37,970

Goodwill-June 30, 2010	$1,717,297

Subscriber Base
Subscriber Base-December 31, 2009	$1,313,415
Affinity Acquisition Subscriber Base	51,861
Dynamic Broadband Acquisition Subscriber Base	26,714
RidgeviewTel Acquisition Subscriber Base	658,487

Subscriber Base-June 30, 2010	$2,050,477
Less accumulated amortization	(1,236,047)

Subscriber Base, net	$814,430

          Amortization expense for the six months ended June 30, 2010 and June 30, 2009 was $105,300 and $201,022, respectively.

          Estimated amortization expense for the remainder of 2010 and future fiscal years is as follows:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2010	$162,333
2011	274,385
2012	273,760
2013	103,952

$814,430

Note 7 – Notes, Loans and Derivative Liabilities

          Line of Credit:

          The Company was obligated under a line of credit loan with Sun West Bank that had an outstanding principal balance of $100,000 at December 31, 2009. The line of credit was fully paid as of June 30, 2010. Interest expense under this arrangement amounted to $667 and $3,998 for the six months ended June 30, 2010 and 2009, respectively.

          Issuance of Convertible Note

          On February 1, 2010, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with The California Capital Limited Partnership (“CCLP”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CCLP a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”). The Note generally bears interest at the rate of 8% per annum. However, prior to September 30, 2010, interest under the Note shall accrue on the outstanding principal amount, at the election of CCLP, at the rate of 4% per annum and be payable in cash or at the rate of 8% per annum and be payable in shares of Series Cal Cap Preferred Stock,. The Note matures on February 5, 2015, unless accelerated by CCLP upon an event of default.

          The Note is convertible into shares of Series Cal Cap Preferred Stock as well as common stock, at the option of CCLP, upon maturity or mandatorily in certain circumstances. Pursuant to the terms of the Note, if the Company had been successful in any of its ARRA applications, the Note would have mandatorily converted into shares of Series Cal Cap Preferred Stock. The Company also entered into a Registration Rights Agreement, a Security Agreement (the “Security Agreement”) and various ancillary certificates, dated February 5, 2010. Pursuant to the Security Agreement between CCLP and the Company, the Company’s obligations under the Note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiaries.

          The Note provides for the conversion at the lesser of (i) $0.75 per share or (ii) the average VWAP for the 40 trading days following the earlier of an ARRA negative funding announcement or September 30, 2010. On March 3, 2010, the Company received a negative funding announcement. The VWAP calculated was $0.83 per share which is greater than $0.75 per share. The fair valuation of the embedded derivative was based upon 20,000,000 purchase warrants. The bifurcation of the derivative discounted the Note to $0 to be accreted over five years. Accretion expense recognized for the three and six month period ended June 30, 2010 was $519,405 and $850,382, respectively.

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). A portion of the proceeds received from the issuance of the Note was used to repay all remaining principal and interest under the Loan on February 5, 2010.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Derivative Financial Instrument

          The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivative and Hedging” which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (ii) the derivative would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

          ASC 815 generally provides three criteria that, if met, requires companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

          The Company evaluated the conversion option embedded in its Note issued in February 2010 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the Note. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

          As a result of the above, the Company recorded a derivative liability on February 5, 2010, the commitment date of the transaction, in the amount of $44,792,150 and a corresponding charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the $15,000,000 of proceeds received from the investor in the Note transaction. Due to the bifurcation of the embedded derivative, the Note was recorded at $0 The Company also adjusts the carrying amount the derivative to its fair value at each reporting date with the changes in fair value reported as a component of results of operations under the heading other income and expense. The fair value of the derivative liability was reduced to $7,251,186 as of June 30, 2010 principally due to reduction in our stock price as of June 30, 2010.

          The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of June 30, 2010 using the Black-Scholes option pricing model with the following assumptions:

Input	February 5, 2010 (Issuance Date)	June 30, 2010 (Reporting Date)

Fair value of common stock
Exercise Price of Option	$0.75	$0.75
Term (years)	5	4.6
Volatility	55%	57%
Risk Free Interest Rate	2.23%	1.79%
Dividend Yield	0%	0%
Unit fair value	$2.24	$0.36
Shares issuable upon exercise	20,000,000	20,000,000

Aggregate fair value	$44,792,150	$7,251,186

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          The Company recorded a net credit of $7,748,814 for the change in fair value of the derivative for the six months ended June 30, 2010, which includes the effects of having recorded (i) the issuance date charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the proceeds received in the Note transaction and (ii) a subsequent credit of $37,043,336 for the change between the issuance date fair value of the derivative, which amounted to $44,792,150 and the reporting date fair value of the derivative which amounted to $7,251,256. The change in the fair value of the derivative is included in other income and expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010.

Note 8 - Operating and Capital Leases

          Capital Leases:

          The Company leases equipment from certain parties under various capital leases expiring in 2008 through 2011. The Company has entered into four additional capital leases that total, in aggregate, $234,350 in the six months ended June 30, 2010. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2010:

2010	476,205
2011	722,955
2012	200,405
2013	18,756
2014	180

Total mimimum lease payments	1,418,501
Less amounts representing interest	(282,070)

1,136,431

Less current portion	(704,441)

Long term capital lease obligations	$431,990

          Pursuant to two master lease agreements, the Company has a lease borrowing limit that total $2 million. No additional funding is available as of June 30, 2010 under these two master lease agreements.

          Operating Leases:

          In addition, the Company leases tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, the Company also has various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at June 30, 2010:

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2010	$566,069
2011	934,763
2012	586,106
2013	341,716
2014	170,796
Thereafter	44,971

Total	$2,644,421

          The total rent expense for operating leases amounted to $370,114 and $326,114 for the three months ended June 30, 2010 and 2009, respectively and $723,790 and $677,145 for the six months ended June 30, 2010 and 2009, respectively.

Note 9 – Stockholder Equity (Deficit)

          Preferred Stock

          Pursuant to the Company’s Amended and Restated Certificate of Incorporation, (the “Restated Certificate”) the Company is authorized to issue up to 175,000,000 shares of stock, of which 115,000,000 have been designated as common stock and 60,000,000 have been designated as preferred stock. Of the 60,000,000 shares of preferred stock, 30,000,000 shares have been designated as Series Cal Cap Preferred Stock and 30,000,000 shares have been designated as Series KIP Preferred Stock. Each of the Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled to certain powers, preferences and relative and other special rights that are summarized below:

          Dividends

          The holders of shares of Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled to receive dividends, on a pari passu basis, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock) on the common stock, at the rate of 10% of the Original Series Cal Cap Issue Price (as defined below) per share per annum for the Series Cal Cap Preferred Stock and 10% of the Original Series KIP Issue Price (as defined below) per share per annum for the Series KIP Preferred Stock, payable within thirty (30) days following the last day of each fiscal quarter. During the first two years following the initial issuance of either the Series Cal Cap Preferred Stock or Series KIP Preferred Stock, such dividends shall, at the option of the Company, be payable in either cash or additional shares of Series Cal Cap Preferred Stock or Series KIP Preferred Stock, as applicable (with such shares being valued consistently with the common stock). Following such two year period, dividends shall be paid in cash unless otherwise elected by the holder.

          Liquidation Preference

          In the event of the liquidation, dissolution or winding up of the Company, the acquisition of the Company by another entity as a result of the Company’s stockholders have less than 50% control of the acquiring entity’s voting power following such acquisition or the sale of all or substantially all of the assets of the Company, the holders of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, (i) for the Series Cal Cap Preferred Stock, an amount per share equal to greater of (I) the sum of (A) the product of (1) 1.5 and (2) the aggregate amount paid to, or deemed to be paid to, the Company in connection with the issuance of such shares of Series Cal Cap Preferred Stock divided by the number of shares of Series Cal Cap

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock issued by the Company (the “Original Series Cal Cap Issue Price”) for each outstanding share of Series Cal Cap Preferred Stock and (B) an amount equal to all accrued but unpaid dividends on such share and (II) the amount of cash, securities or other property which such holder would be entitled to receive in such sale, liquidation, dissolution or winding up of the Company with respect to such shares if such shares had been converted to Common Stock immediately prior to such sale, liquidation, dissolution or winding up of the Company and (ii) for the Series KIP Preferred Stock, an amount per share equal to the greater of (I) the sum of (A) the product of (1) 1.5 and (2) the aggregate amount paid to the Company in connection with the issuance of such shares of Series KIP Preferred Stock divided by the number of shares of Series KIP Preferred Stock issued by the Company (the “Original Series KIP Issue Price”) for each outstanding share of Series KIP Preferred Stock and (B) an amount equal to all accrued but unpaid dividends on such share and (II) the amount of cash, securities or other property which such holder would be entitled to receive in such sale, liquidation, dissolution or winding up of the Company with respect to such shares if such shares had been converted to common stock immediately prior to such sale, liquidation, dissolution or winding up of the Company. Upon completion of these distributions, the holders of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall not be entitled to any further participation as such in any distribution of the assets or funds of the Company.

          Optional Conversion

          Each share of Series Cal Cap Preferred Stock or Series KIP Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Original Series Cal Cap Issue Price and Original Series KIP Issue Price, as the case may be, by the then applicable conversion price. The initial conversion price per share for shares of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall be the Original Series Cal Cap Issue Price and Original Series KIP Issue Price, respectively.

          Anti-Dilution Protection

          Both the Series Cal Cap Preferred Stock and Series KIP Preferred Stock are subject to weighted-average anti-dilution adjustments in the event of an issuance of common stock below the then current conversion price of the Series Cal Cap Preferred Stock or Series KIP Preferred Stock, as the case may be, or the issuance of any securities convertible into common stock with an exercise or conversion price below such conversion prices, in each case subject to certain exemptions.

          Mandatory Conversion

          If the volume weighted average price for any 10 consecutive trading days exceeds, with respect to the Series Cal Cap Preferred Stock, the product of (i) 5 and (ii) the Original Series Cal Cap Issue Price, the Company may require any holder of shares of Series Cal Cap Preferred Stock to convert such shares, and any accrued but unpaid dividends thereon, into such number of shares of common stock as provided above. In addition, if the volume weighted average price for any 10 consecutive trading days exceeds the product of (i) 5 and (ii) the Original Series KIP Issue Price, the Company may require any holder of shares of Series KIP Preferred Stock to convert such shares, and any accrued but unpaid dividends thereon, into such number of shares of common stock as provided above.

          Voting Rights

          The holders of Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled to vote, together with holders of common stock as a single class, on any matter upon which holders of common stock have the right to vote, and shall have the right to one vote for each share of common stock into which the shares of Series Cal Cap Preferred Stock or Series KIP Preferred Stock held by such holders could then be converted.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Election of Directors

          So long as no shares of Series Cal Cap Preferred Stock or Series KIP Preferred Stock have been issued, the holders of shares of common stock shall be entitled to elect all directors of the Company. In the event that any shares of Series Cal Cap Preferred Stock or Series KIP Preferred Stock are outstanding, the holders of the Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled, voting together as a single class, to elect such number of directors of the Company as is consistent with their pro rata ownership of the Company’s outstanding common stock assuming the full conversion of all outstanding shares of Series Cal Cap Preferred Stock and Series KIP Preferred Stock. In such event, the holders of shares of common stock shall be entitled, voting separately as a single class, to elect all remaining directors of the Company.

          Issuances of Common Stock

          During the six month period ended June 30, 2010, the Company issued:

          55,556 shares of common stock with an aggregate value of $123,890 to a non-employee for professional services on January 4 and February 4, 2010.

          478,774 shares of common stock to warrant holders upon their certain of common stock purchase warrants.

          The Company also issued an aggregate of 2,347,828 to sellers of acquired businesses described in Note 4.

          Warrants

          A roll-forward of the Company’s common stock purchase warrants for the six months ended June 30, 2010 is as follows:

Outstanding at January 1, 2010	3,936,291
Issued	400,000
Exercised	478,774
Cancelled	250,000
Expired unexercised	(43,611)
Outstanding at June 30, 2010	3,663,906

          All warrants outstanding are exercisable and feature strike prices ranging from $0.50 to $8.00 per share.

           In February 2010, the Company issued 400,000 common stock purchase warrants during the six months ended to non-employees for services being performed through December 31, 2010. The aggregate grant date fair value of these warrants amounted to $572,247 and is being amortized over the contractual service periods. The Company calculated the grant dated fair value of these warrants using the Black Scholes option pricing model with the following assumptions: fair value of common stock $2.57, exercise price $1.50, risk free interest rate 2.46%, volatility 55%, dividend yield 0%. The Company recorded $156,068 and $234,102 of stock based compensation expense with respect to these warrants during the three month and six months periods ended June 30, 2010, net of 250,000 common stock purchase warrants to which performance conditions were not met.

          Non-employee stock based compensation relating to the issuance of common stock purchase warrants amounted to $156,068 and none for the three months ended June 30, 2010 and 2009, respectively, and $234,102 and none for the six months ended June 30, 2010 and 2009, respectively, which is included as a component of professional fees expense in the accompanying condensed consolidated statements of operations.

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

          As of December 31, 2009, 2,440,000 options were outstanding. During the six months ended June 30, 2010, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the six months ended June 30, 2010, 150,000 options were forfeited. As of June 30, 2010, 2,290,000 options were outstanding and 1,169,665 are exercisable. The Company has 1,632,575 stock options outstanding that are exercisable at $0.25 per share. The aggregate intrinsic value amounts to approximately $816,000. Such options include 559,500 options currently exercisable at $0.25 per share with an intrinsic value of approximately $280,000.

          Compensation expense recorded on stock options for the three and six months ended June 30, 2010, totaled $232,056 and $464,112, respectively. The range of strike price per outstanding option is $0.25 to $5.00 and the weighted average strike price is $1.04 per share. Unamortized stock compensation expense as of June 30, 2010 amounts to $2,270,337 which will be amortized over a weighted average price of approximately three years through August 31, 2013.

Note 10 – Subsequent Events

          Acquisitions

          On July 2, 2010, the Company entered into an agreement to acquire substantially all of the wireless broadband assets and assume certain liabilities from Technology Specialists Group, Inc., an Illinois corporation (“TS Wireless”). The assets to be acquired are used in the businesses of operating wireless broadband networks that provide high-speed Internet access and other related services to subscribers in Illinois.

          As consideration for the acquired assets, the Company has agreed to pay $225,000 in cash over a period of two years, as well as issue 30,465 shares of common stock. The total purchase price of the transaction is $245,000, subject to further adjustments as described in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations and warranties by the Company and TS Wireless.

          On August 2, 2010, the Company entered into an agreement to acquire substantially all of the wireless broadband assets and assume certain liabilities from Southwest Wireless Net, Inc., a Minnesota corporation (“SW Wireless”). The assets to be acquired are used in the businesses of operating wireless broadband networks that provide high-speed Internet access and other related services to subscribers in Minnesota.

          As consideration for the acquired assets, the Company has agreed to pay $340,000 in cash over a period of two years. The total purchase price of the transaction is $340,000, subject to further adjustments as described in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations and warranties by the Company and SW Wireless.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP and DISH video services to both residential and business subscribers. Our markets are located in the following 12 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. We have principally grown our business through the acquisition of wireless broadband companies operating in areas contiguous or adjacent to our existing operations as well as through the organic growth of our subscriber base. Over the past four years, we have acquired ten companies, which have increased our subscriber base and expanded our network footprint. In September of 2009, we launched “Rural UniFi”, which formalized our strategic acquisition of wireless broadband companies and Rural UniFi continues to be one of our core growth strategies. From December 2009 continuing through today, we completed six acquisitions of wireless broadband assets, including subscribers and related equipment, located in Texas, Iowa, Illinois and Minnesota. We are engaged in ongoing discussions with numerous potential acquisition candidates and believe we are well positioned to continue to make additional acquisitions and grow our revenue and cash flow.

          In February of 2010, we raised $15 million through the issuance of a secured convertible promissory note. We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs. Specifically, in 2010, we have completed five acquisitions through August 16, 2010, experienced a 78% growth rate in gross subscriber additions year over year, and submitted applications for government stimulus funding totaling $374 million. In addition, we have begun deploying next-generation, 4G wireless networks with the launch of our WiMAX network in Pahrump, Nevada.

          The passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP) creates a unique opportunity for us to potentially access federal grants and loans for the deployment of next-generation wireless broadband networks using WiMAX technology (4G WiMAX) in qualified rural markets. The receipt of such funding would allow us to greatly expand our network footprint and service offerings.

          We submitted sixteen applications under Round Two of the BIP. Pursuant to our applications, we are seeking approximately $374 million of federal grants and loans to bring 4G WiMAX broadband to as many as 22 states and 9.6 million people in rural America. In addition, in the event our applications are awarded, we would be required to contribute up to $163 million of third-party financing for which we have contingent commitments.

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

          Network operating costs are comprised of costs directly associated with providing our services, including tower rent, circuits to transport data to the Internet termination point and Internet termination bandwidth.

          Marketing and advertising expenses primarily consist of direct marketing and advertising costs. Professional fees relate to legal, accounting and consulting and recruiting resources that we periodically utilize for functions that we do not perform internally such as our ARRA applications. General and administrative expenses primarily consist of the support costs of our operations, such as costs related to office real estate leases, company insurance, travel and entertainment, banking and credit card fees, taxes and vehicle leases.

Results of Operations

Three Month Period Ended June 30, 2010 as Compared to the Three Month Period Ended June 30, 2009

          Revenues. During the three month period ended June 30, 2010, we recognized revenues of $1,728,849, as compared to revenues of $1,784,332 during the three month period ended June 30, 2009, representing a decrease of approximately 3.1%. This decrease is smaller than the approximately 15% decline in revenues in comparable periods for the first quarter of 2010 and 2009. Our improving revenue trend comes as a result of continuing growth of new subscribers through increased marketing efforts coupled with the inclusion of two acquisitions completed during the three month period ended June 30, 2010. In the fourth quarter of 2009 and continuing into the first two quarters of 2010, we began to increase our marketing expenses in an effort to organically grow our subscriber base. We have experienced an increase in gross additions and we expect to continue to receive the financial benefit of our subscriber growth throughout the year. In addition, while we received a full quarter of revenues from the wireless broadband assets in Illinois acquired from RidgeviewTel, LLC on April 1, 2010, we only received the benefit of one month of revenue from Dynamic Broadband Corporation, which we acquired on May 28, 2010.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $3,503,577 for the three month period ended June 30, 2010, as compared to $2,467,848 for the three month period ended June 30, 2009, representing a increase of approximately 42.0%. The majority of this increase, 56.2%, was due to payroll and benefit expenses during the three month period ended June 30, 2010. The payroll and benefits increase is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts as well as an increase in non-cash stock based compensation and increases in executive salaries, bonuses and activities supporting the further development of our internal controls and procedures for financial reporting. The remaining increase in operating expenses is mostly an increase in professional fees, marketing expenses and general and administrative expenses offset by a reduction in depreciation. The majority of the increase in professional fees was incurred in connection with our Round Two ARRA applications. Marketing expenses incurred increased with our continued efforts to increase organic growth during the three months ended June 30, 2010. Our operating loss margin increased by 64 percentage points from a total operating loss of $1,774,728 for the three month period ended June 30, 2010 as compared to a loss of $683,516 for the three month period ended June 30, 2009. By removing $703,484 for Round Two ARRA stimulus application expense, non-cash stock compensation expense from payroll and professional fees for the three month period ended June 30, 2010, and $91,477 for the three month period ended June 30, 2009, our operating expenses increased by only $423,722 or 17.8%. Using these normalized expenses, our operating loss margin increased by only 29 percentage points from a total normalized operating loss of $1,071,244 for the three month period ended June 30, 2010 as compared to a loss of $592,039 for the three month period ended June 30, 2009.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $1,285,357 for the three month period ended June 30, 2010, as compared to $703,606 for the three month period ended June 30, 2009, representing an increase of approximately 82.7%. A majority of this increase, 47.3%, was primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiative and in furtherance of our organic growth efforts. A second reason for the increase, 32.6%, was due to increased non-cash stock based compensation. The remaining increase is a result of increases in executive salaries, bonuses and activities supporting our internal controls and procedures for financial reporting.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $419,302 for the three month period ended June 30, 2010, as compared to $617,500 for the three month period ended June 30, 2009, representing a decrease of approximately 32.1%. This decrease is primarily due to the SpeedNet assets acquired as of February 1, 2007 which became fully depreciated as of January 31, 2010

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $760,408 for the three month period ended June 30, 2010, as compared to $754,541 for the three month period ended June 30, 2009, representing an increase of approximately 0.8%. The negligible increase is primarily due to an increase in network costs resulting from acquisitions offset by a reduction in core network operating expenses. We have been focused on reducing overall network costs by improving our tower equipment maintenance process which results in fewer tower service repairs and replacement parts. In addition, we continued to rationalize underperforming transmission sites.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $343,681 for the three month period ended June 30, 2010, as compared to $258,333 for the three month period ended June 30, 2009, representing an increase of approximately 33.0%. The majority of the increase, 50.8%, is for higher postage charges related to broadened marketing initiatives implemented during 2010. Another contributing factor, 23.6%, is increased travel in support of our Rural UniFi initiative and our Round Two ARRA applications while 8.5% of the increase is due to an increase in worker’s compensation insurance. Workers comp insurance is expected to be lower for the remainder of the year due to more favorable claims experience, resulting in lower rates upon renewal. Finally, 17.1% of the increase is due to higher telephone, bank charges, and merchant fees in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 when we received a credit from a vendor.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $49,047 for the three month period ended June 30, 2010, as compared to $32,613 for the three month period ended June 30, 2009, representing an increase of approximately 50.4%. Installation volumes increased 77.9% during the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009 due to increased marketing initiatives.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $568,171 for the three month period ended June 30, 2010, as compared to $95,430 for the three month period ended June 30, 2009, representing an increase of approximately 495.4%. The majority of this increase, 87.7%, is due to expenses incurred in connection with our Round Two ARRA applications. Without these professional fees from the Round Two ARRA applications, our professional fees expense for the three month period ended June 30, 2010 would have been $118,576 as compared to $60,652 during the three months ended June 30, 2009, an increase of approximately 96%. The majority of this increase, 67.3%, is due to the professional fees incurred with our Rural UniFi initiative. Legal fees increased 16.5% during the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009. Finally, the balance of the increase, 16.2% resulted from outsourcing our customer email service beginning in 2010.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $77,611 for the three month period ended June 30, 2010, as compared to $5,825 for the three month period ended June 30, 2009, representing an increase of approximately 1,232.4%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives during the three months ended June 30, 2010. Our marketing costs are 4.5% of revenue for the three month period ended June 30, 2010 and 0.3% of revenue for the three month period ended June 30, 2009, representing a 4 percentage point increase. We expect to see the continued positive impact of our marketing efforts throughout the second half of 2010.

          Other Income and Expense. We incurred other income of $2,450,469 for the three month period ended June 30, 2010, as compared to other expense $350,567 for the three month period ended June 30, 2009, representing an improvement of 799.0%. The primary reason for the increase is a non-cash gain recorded relating to the fair value derivative accounting of a long term convertible note of $3,199,456, and a non-cash interest accretion expense recorded of $519,405, which is a net increase due to the derivative of $2,680,050. If the effects of the derivative accounting are removed, other income and expense for the three month period ended June 30, 2010 would have totaled $229,581 as compared to $350,567 for the three month period ended June 30, 2009, an improvement of 34.5%. The primary reason for the improvement, 83.5%, is the elimination of debt issuance expense resulting from warrants issued in connection with a $200,000 short-term note issued during the three month period ended June 30, 2009. The remaining change is due to the fact that our subordinated secured notes were satisfied in full on September 30, 2009. This decrease in interest expense is partially offset by the increase in interest incurred on the

$15,000,000 long-term convertible note issued in February 2010 as compared to the interest incurred on our $4,050,000 term note which was outstanding during the three month period ended June 30, 2009.

          Net Income (Loss). We had a net income of $675,741 for the three month period ended June 30, 2010, as compared to a net loss of $1,034,083 for the three month period ended June 30, 2009, representing an improvement of approximately 165.3%. The primary reason for the increase is a non-cash gain recorded relating to the fair value derivative accounting of a long term convertible note of $3,199,456, and a non-cash interest accretion expense recorded of $519,405, which is a net increase due to the derivative of $2,680,050. If the effects of the derivative accounting are removed, other income and interest expense for the three month period ended June 30, 2010 would have resulted in a net loss of $2,004,309 as compared to a net loss of $1,034,083 for the three month period ended June 30, 2009, an increase of 93.8%. The majority of this increase, 60.0%, is due to increases in payroll and benefit expenses during the three month period ended June 30, 2010. The payroll and benefits increase is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts as well as an increase in non-cash stock based compensation and increases in executive salaries, bonuses, and activities supporting our internal controls and procedures for financial reporting. The increase in professional fees accounted for 48.7% of the increase. The majority of the increase in professional fees is incurred in connection with our Round Two ARRA applications. Marketing expenses as well as general and administrative expenses increased with our continued efforts to grow organically during the three months ended June 30, 2010. Increases in these operating expenses are offset by a decrease in depreciation. Our net loss margin increased by 58 percentage points from a net loss of $2,004,309 for the three month period ended June 30, 2010 as compared to a net loss of $1,034,083 for the three month period ended June 30, 2009. By removing the Round Two ARRA application expenses and non-cash stock compensation expense from payroll and benefit expense and professional fees of $703,484 for the three month period ended June 30, 2010, and $91,477 for the three month period ended June 30, 2009, our net loss increased by $358,219. Using the normalized net loss, our net loss increased by 22 percentage points from a total normalized net loss of $1,300,825 for the three month period ended June 30, 2010 as compared to a normalized net loss of $942,606 for the three month period ended June 30, 2009.

Six Month Period Ended June 30, 2010 as Compared to the Six Month Period Ended June 30, 2009

          Revenues. During the six month period ended June 30, 2010, we recognized revenues of $3,323,808, as compared to revenues of $3,650,504 during the six month period ended June 30, 2009, representing a decrease of approximately 8.9%. Despite the decline in revenues, our improving revenue trends compared to the quarter ended March 31, 2010 come as a result of continuing growth of new subscribers through increased marketing efforts coupled with the inclusion of three acquisitions during the six month period ended June 30, 2010. In the fourth quarter of 2009 and continuing into the first two quarters of 2010, we began to increase our marketing expenses in an effort to organically grow our subscriber base. We have experienced an increase in gross additions and we expect to receive the full financial benefit of our subscriber growth throughout the year. In addition, we only received five months of revenue from the wireless broadband assets we acquired from Affinity Wireless, LLC on February 3, 2010, three months of revenues from the wireless broadband assets in Illinois we acquired from RidgeviewTel, LLC on April 1, 2010 and one month of revenue from the wireless broadband assets we acquired from Dynamic Broadband Corporation which we acquired on May 28, 2010.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $7,013,554 for the six month period ended June 30, 2010, as compared to $5,096,245 for the six month period ended June 30, 2009, representing an increase of approximately 37.6%. The majority of this increase, 69.9%, is due to an increase in professional fees during the six month period ended June 30, 2010. These professional fees are almost entirely due to expenses incurred in connection with our Round Two ARRA applications. Additionally, 41.0% is due to an increase in payroll and benefit expenses. The increases in payroll and benefits is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts as well as an increase in non-cash stock based compensation and increases in executive salaries, bonuses and activities supporting our internal controls and procedures for financial reporting. The remaining increase in operating expenses is mostly an increase in professional fees, marketing expenses and general and administrative expenses offset by a reduction in depreciation. Marketing expenses incurred increased with our continued efforts to increase organic growth during the six months ended June 30, 2010. Our operating loss margin increased by 71 percentage points from a total operating loss of $3,689,746 for the six month period ended June 30, 2010 as compared to a loss of $1,445,741 for the six month period ended June 30, 2009. By removing Round Two ARRA application expenses and non-cash stock compensation expense from payroll and professional fees of $1,866,125 for the six month period ended June 30, 2010, and $278,959 for the six month period ended June 30, 2009, our operating expenses increased by only $330,143. Using these normalized expenses, our operating loss margin increased by only 23 percentage points from a total normalized operating loss of $1,823,621 for the six month period ended June 30, 2010, as compared to a loss of $1,166,782 for the six month period ended June 30, 2009.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $2,362,649 for the six month period ended June 30, 2010, as compared to $1,576,176 for the six month period ended June 30, 2009, representing an increase of approximately 49.9%. A majority of this increase, 49.2%, is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and in furtherance of our organic growth efforts, 29.8% of the increase is due to non-cash stock based compensation. The remaining increase is a result of increases in executive salaries, bonuses and activities supporting our internal controls and procedures for financial reporting.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $889,797 for the six month period ended June 30, 2010, as compared to $1,256,957 for the six month period ended June 30, 2009, representing a decrease of approximately 29.2%. This decrease is primarily due to the SpeedNet assets acquired as of February 1, 2007 which became fully depreciated as of January 31, 2010.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $1,425,682 for the six month period ended June 30, 2010, as compared to $1,462,727 for the six month period ended June 30, 2009, representing a decrease of approximately 2.5%. The decrease is primarily due to our efforts to reduce costs in our core network operations. We have been focused on reducing overall network costs by improving our tower equipment maintenance process which results in fewer tower service repairs and replacement parts purchased as well as leads to the possible rationalizing of unnecessary and underperforming transmission sites.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $633,721 for the six month period ended June 30, 2010, as compared to $566,718 for the six month period ended June 30, 2009, representing an increase of approximately 11.8%. The majority of the increase, 76.0%, is for postage charges related to our broadened marketing initiatives implemented in 2010. The remaining increase, 24.0%, is due to higher telephone expenses, bank charges, and merchant fees in the six months ended June 30, 2010, as compared to the six month period ended June 30, 2009 when we received a credit from a vendor.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $100,622 for the six month period ended June 30, 2010, as compared to $79,966 for the six month period ended June 30, 2009, representing an increase of approximately 25.8%. Installation volumes increased by 9.7% during the six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009 due to increased marketing initiatives. Fuel expense and automobile repair expenses also increased during the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $1,472,820 for the six month period ended June 30, 2010, as compared to $132,523 for the six month period ended June 30, 2009, representing an increase of approximately 1,011.4%. The majority of this increase, 91.7%, is due to expenses incurred in connection with our Round Two ARRA applications. Without these professional fees from the ARRA initiative, our professional fees expense for the six month period ended June 30, 2010 would have been $243,663 as compared to $97,745 during the six months ended June 30, 2009, an increase of approximately 149.3%. The majority of this increase is due to increased legal fees, professional fees incurred with our Rural UniFi initiative and the outsourcing of our customer email service beginning in 2010.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $128,263 for the six month period ended June 30, 2010, as compared to $21,178 for the six month period ended June 30, 2009, representing an increase of approximately 505.6%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives during the six months ended June 30, 2010. Our marketing costs are 3.9% of revenue for the six month period ended June 31, 2010 and 0.6% of revenue for the six month period ended June 30, 2009, representing a 3 percentage point increase. We expect to see the continued positive impact of our marketing efforts throughout the second half of 2010.

          Other Income and Expense. We incurred other income of $6,618,935 for the six month period ended June 30, 2010, as compared to expense of $610,920 for the six month period ended June 30, 2009, representing an improvement of 1,183.4%. The primary reason for the increase is a non-cash gain recorded relating to the fair value derivative accounting of a long term convertible note of $7,748,814, and a non-cash interest accretion expense recorded of $850,387, which is a net increase due to the derivative of 6,898,431. If the effects of the derivative accounting are removed, other income and expense for the six month period ended June 30, 2010 would have totaled $279,497 as compared to an expense of $610,920 for the six month period ended June 30, 2009, an improvement of 54.2%. The primary reason for the decrease, 45.8%, resulted from the successful negotiation and settlement of an outstanding trade account payable during the six months ended June 30, 2010. The second reason for the improvement, 32.7%, is due to the fact that our subordinated secured notes were satisfied in full on September 30, 2009. The remaining decrease is the debt issuance cost expense on warrants tied to a $200,000 short term note incurred during the six months ended June 30, 2010 offset by the increase in interest incurred on the $15,000,000 long-term convertible note issued in February 2010 as compared to the interest incurred on our $4,050,000 term note which was outstanding during the six month period ended June 30, 2009.

          Net Income (Loss). We had net income of $2,929,189 for the six month period ended June 30, 2010, as compared to a net loss of $2,056,661 for the six month period ended June 30, 2009, representing an increase of approximately 242.2%. The primary reason for the increase is a non-cash gain recorded relating to the fair value derivative accounting of a long term convertible note of $7,748,814, and a non-cash interest accretion expense recorded of $850,387, which is a net increase due to the derivative of 6,898,431. If the effects of the derivative accounting are removed, other income and expense for the six month period ended June 30, 2010 would have resulted in a net loss of $3,969,243 as compared to a net loss of $2,056,661 for the six month period ended June 30, 2009, an increase of 93.0%. The increase in professional fees accounted for 69.9% of the increase. The majority of the increase in professional fees was incurred in connection with our Round Two ARRA applications. Higher payroll and benefits account for 41.0% of the increase. The payroll and benefits increase is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts as well as an increase in non-cash stock based compensation and increases in executive salaries, bonuses and activities supporting our internal controls and procedures for financial reporting. Marketing expenses and general and administrative expenses also increased with our continued efforts to increase organic growth for the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009. These increases are offset by a decrease in depreciation. Our net loss margin increased by 63 percentage points from a net loss of $3,969,242 for the six month period ended June 30, 2010 as compared to a net loss of $2,056,661 for the six month period ended June 30, 2009. By removing the Round Two ARRA application expenses and non-cash stock compensation expense from payroll and professional fees of $1,866,125 for the six month period ended June 30, 2010, and $278,959 for the six month period ended June 30, 2009, our net loss increased by only $325,415. Using the normalized net loss, our net loss increased by only 15 percentage points from a total normalized net loss of $2,103,117 for the six month period ended June 30, 2010 as compared to a normalized net loss of $1,777,702 for the six month period ended June 30, 2009.

Liquidity and Capital Resources

General

          The Company incurred an operating loss of $3,689,746 for the six months ended June 30, 2010. At June 30, 2010, the Company’s accumulated deficit amounted to $25,375,535. During the six months ended June 30, 2010, net cash used in operating activities amounted to $2,479,363. At June 30, 2010, the Company’s working capital amounted to ($1,922,933), which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of 20,000,000 shares.

          On February 1, 2010, the Company and an institutional investor (the “Buyer”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). On February 5, 2010, pursuant to the Note Purchase Agreement, the

Company issued the Buyer a secured convertible note for the principal sum of $15,000,000 (the “Note”), which Note is convertible into shares of Series Cal Cap Preferred Stock and shares of common stock. We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs. Specifically, in 2010, we have completed five acquisitions, experienced a 78% growth rate in gross subscriber additions year over year, and submitted applications for government stimulus funding totaling $374 million. In addition, the Company has begun deploying next-generation, 4G wireless networks with the launch of its WiMAX network in Pahrump, Nevada.

          The passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP) creates a unique opportunity for us to potentially access federal grants and loans for the deployment of next-generation wireless broadband networks using WiMAX technology (4G WiMAX) in qualified rural markets. The receipt of such funding would allow us to greatly expand our network footprint and service offerings.

          The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2011. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, other than its contingent commitments towards its Round Two Applications, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

          Working Capital. As of June 30, 2010, we had negative working capital of $1,922,933 which contains a derivative liability of $7,251,186. As of June 30, 2009 we had negative working capital $5,123,127, an improvement of $3,200,194. Without the derivative liability, the improvement is $10,451,380.

Item 4T.	Controls and Procedures.

Controls and Procedures

          Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and internal controls over financial reporting procedures are not effective, as of the end of the period covered by this report (June 30, 2010), in ensuring that material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We are currently assessing our company-wide control environment and implementing additional processes to work towards compliance this requirement prior to the filing of our annual report for the year ended December 31, 2010.

          Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

10.1

Form of Asset Purchase and Sale Agreement dated December 21, 2009 by and between KeyOn Communications Holdings, Inc. and RidgeviewTel, LLC. (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 22, 2009).

10.2

Form of First Amendment to the Asset Purchase and Sale Agreement dated December 21, 2009 by and between KeyOn Communications Holdings, Inc. and RidgviewTel, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 6, 2010).

10.3

Form of Asset Purchase and Sale Agreement dated April 30, 2010 by and between KeyOn Communications Holdings, Inc. and Dynamic Broadband Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)