Form 10-Q
period 2010-09-30
KeyOn Communications Holdings Inc.
filed 2010-11-15
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 15, 2010, 23,668,211 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$646,390	$125,083
Accounts receivable, net	228,696	155,228
Marketable securities	6,246,275	—
Inventories	170,843	114,150
Deposits, proposed acquisition	400,000	—
Prepaid expenses and other current assets	93,349	114,296

Total current assets	7,785,553	508,757

PROPERTY AND EQUIPMENT, Net	3,533,967	1,614,454

OTHER ASSETS
Goodwill	1,783,786	1,341,816
Subscriber base, net	922,405	182,669
Trademarks	16,667	16,667
Deposits	85,346	70,416
Debt issuance costs, net	289,708	117,548

Total other assets	3,097,912	1,729,116

TOTAL ASSETS	$14,417,432	$3,852,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses (excluding interest expense)	$1,929,086	$1,872,745
Accrued interest expenses	794,399	82,512
Revolving line of credit - related party	—	100,000
Term loan payable - related party	—	147,016
Line of credit	1,121,374	—
Current portion of notes payable to seller in business combination	208,419	28,713
Current portion of capital lease obligations	650,615	643,039
Deferred rent	67,625	63,665
Deferred revenue	301,915	213,674
Derivative liability	2,792,233	—

Total current liabilities	7,865,666	3,151,364

LONG-TERM LIABILITIES:
Term loan payable - related party	—	3,902,984
Convertible note (net of a $13,607,052 discount)	1,392,948	7,842
Notes payable to seller in business combination, less current maturities	216,037	—
Capital lease obligations, less current maturities	310,977	503,477
Deferred rent liability, less current portion	32,296	80,094

Total long term liabilities	1,952,258	4,494,397

COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

STOCKHOLDERS’ EQUITY/(DEFICIT):

Preferred Stock - 60,000,000 shares authorized with 60,000,000 shares designated in the following classes:
Series Cal Cap preferred stock, 30,000,000 shares authorized; 0 shares issued	—	—
Series KIP preferred stock, 0.0001 par value; 30,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 23,668,211 and 20,755,588
shares issued and outstanding at September 30, 2010 and December 21, 2009, respectively	23,668	20,756
Additional paid-in capital	28,421,967	24,490,534
Accumulated deficit	(23,849,132)	(28,304,724)
Accumulated other comprehensive income	3,005	—

Total stockholders’ equity/(deficit)	4,599,508	(3,793,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$14,417,432	$3,852,327

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009

REVENUES:
Service and installation revenue	$2,060,831	$1,620,035	$5,309,355	$5,180,864
Support and other revenue	15,621	52,695	90,905	142,370

Total revenues	2,076,452	1,672,730	5,400,260	5,323,234

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,377,493	993,031	3,740,142	2,569,207
Network operating costs	952,479	665,619	2,378,161	2,128,346
Professional fees	286,577	471,422	1,759,397	603,945
Depreciation and amortization	570,721	582,405	1,460,518	1,839,362
Other general and administrative expense	492,803	326,950	1,126,524	893,668
Installation expense	85,164	53,279	185,786	133,245
Marketing and advertising	82,516	21,001	210,779	42,179

Total operating costs and expenses	3,847,753	3,113,707	10,861,307	8,209,952

LOSS FROM OPERATIONS	(1,771,301)	(1,440,977)	(5,461,047)	(2,886,718)

OTHER INCOME (EXPENSE):
Other income (expense)	(3,195)	—	150,161	—
Interest income	3,087	1	3,940	2
Interest expense	(1,161,142)	(1,463,349)	(2,445,229)	(2,074,270)
Change in fair value of derivative instruments	4,458,953	—	12,207,767	—

Total other income (expense)	3,297,703	(1,463,348)	9,916,639	(2,074,268)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$1,526,402	$(2,904,325)	$4,455,592	$(4,960,986)

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	1,526,402	(2,904,325)	4,455,592	(4,960,986)
Unrealized gain on investments	3,005	—	3,005	—

Total comprehensive income (loss)	$1,529,407	$(2,904,325)	$4,458,597	$(4,960,986)

Net income (loss) per common share, basic	$0.06	$(0.20)	$0.20	$(0.44)

Net income (loss) per common share, diluted	$(0.04)	$(0.20)	$(0.12)	$(0.44)

Weighted average common shares outstanding, basic	23,662,019	14,317,891	22,304,595	11,165,639

Weighted average common shares outstanding, diluted	44,535,260	14,317,891	44,834,836	11,165,639

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit

BALANCE, January 1, 2010	20,755,588	$20,755	$24,490,534	$(28,304,724)	$—	$(3,793,434)

Common Stock issued to non-employees for professional services	55,556	55	123,835			123,890
Employee stock option compensation expense			696,043			696,043
Amortization of non-employee stock based compensation			549,574			549,574
Purchase of Affinity Wireless, LLC for Stock	141,521	142	410,269			410,411
Purchase of RidgeviewTel, LLC for Stock	168,733	169	151,691			151,859
Purchase of Dynamic Broadband Corporation for Stock	2,037,574	2,038	1,526,143			1,528,182
Purchase of TSG - Stock portion	30,465	30	18,249			18,279
Common Stock Issued for exercised warrants	478,774	479	455,629			456,108
Unrealized gain on marketable security investment					3,005	3,005
Net income for the nine months ended September 30, 2010				4,455,592		4,455,592

BALANCE, September 30, 2010	23,668,211	$23,668	$28,421,967	$(23,849,132)	$3,005	$4,599,508

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATIONS:
Net income/(loss)	$4,455,592	$(4,960,986)
Adjustments to reconcile net income/(loss) to net cash flows from operations:
Depreciation and amortization	1,460,517	1,839,362
Provision for doubtful account	149,044	213,262
Stock based compensation expense	1,369,507	720,644
Change in fair value of derivative liability	(12,207,767)	—
Non-cash interest expense	1,470,788	1,410,100
Gain on sale of asset	(1,921)	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(197,820)	(224,038)
Inventory	(24,416)	41,739
Prepaid expenses and other current assets	43,092	(26,730)
Refundable deposits	(14,930)	(991)
Accounts payable and accrued expenses (excluding interest expense)	(179,309)	(340,774)
Accrued interest expense	711,887	—
Deferred rent liability	(43,838)	(43,921)
Deferred revenue	(59,937)	(37,276)

Net cash flows used in operating activities	(3,069,510)	(1,409,609)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(919,048)	(98,933)
Deposit, proposed acquisition	(400,000)	—
Payment on marketable securities	(6,243,270)	—
Proceeds on disposal of equipment	1,800	791

Net cash flows used in investing activities	(7,560,518)	(98,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(40,500)
Proceeds/(payment) from revolving line of credit - related parties	(100,000)	—
Payment on term loan payable - related parties	(4,050,000)	(450,000)
Deposits for future financing	(250,000)	—
Payments on notes payable	(606,874)	(479,401)
Proceeds from issuance of convertible note	15,000,000	—
Proceeds from line of credit	1,121,374	—
Proceeds from notes payable	—	600,000
Proceeds from exercise of common stock purchase warrants	456,110	2,448,525
Payments on capital lease obligations	(419,274)	(301,430)
Proceeds from notes payable - related party	—	100,001

Net cash flows provided by financing activities	11,151,336	1,877,195

NET INCREASE IN CASH	521,307	369,444

CASH AND CASH EQUIVALENTS - Beginning of period	125,083	28,032

CASH AND CASH EQUIVALENTS - End of period	$646,390	$397,476

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for acquisition - Affinity:
Network equipment	$118,205	$—
Customer premise equipment	20,150	—
Subscriber base	51,860	—
Vehicles	9,840	—
Office equipment	5,795	—
Prepaid expenses	2,580	—
Accounts receivable	3,401	—
Accounts payable and accrued expenses	(11,342)	—
Loan payable	(69,487)	—
Obligations to subscribers	(7,607)	—
Goodwill	287,016	—

	$410,411	$—

Stock issued for acquisition - RidgeviewTel:
Network equipment	$14,650	$—
Customer premise equipment	71,475	—
Subscriber base	26,714	—
Accounts receivable	1,589	—
Obligations to subscribers	(539)	—
Goodwill	37,970	—

	$151,859	$—

Stock issued for acquisition - Dynamic Broadband:
Network equipment	$674,711	$—
Customer premise equipment	746,153	—
Subscriber base	658,487	—
Vehicles	18,925	—
Office equipment	29,178	—
Prepaid expenses	8,308	—
Accounts receivable	18,075	—
Accounts payable and accrued expenses	(208,621)	—
Loan payable	(380,617)	—
Obligations to subscribers	(86,912)	—
Goodwill	50,495	—

	$1,528,182	$—

Stock and cash for acquisition - Technology Specialists Group:
Network equipment	$4,489	$—
Customer premise equipment	62,028	—
Inventory	2,278	—
Subscriber base	113,260	—
Office equipment	1,327	—
Prepaid expenses	7,372	—
Accounts receivable	1,627	—
Accounts payable and accrued expenses	(900)	—
Obligations to subscribers	(10,356)	—
Goodwill	56,610	—

	$237,735	$—

Cash for acquisition - Southwest Wireless Net:
Network equipment	$160,000	$—
Customer premise equipment	75,000	—
Inventory	30,000	—
Subscriber base	87,000	—
Vehicles	4,000	—
Office equipment	13,000	—
Prepaid expenses	3,884	—
Obligations to subscribers	(42,763)	—
Goodwill	9,879	—

	$340,000	$—

Warrants granted for debt issuance costs	$—	$105,998

Warrant interest expense	$—	$—

Deferred stock compensation for professional services	$—	$106,800

Notes payable to sell in business combination	$559,456	$—

Common stock payable subscription sales	$456,108	$—

Common stock issued for common stock payable	$391,822	$14,372

Common stock issued for professional services	$123,834	$—

Capital lease obligations for property and equipment	$234,350	$75,201

Cash payments for:
Interest	$262,612	$526,780

Tax	$—	$—

See notes to condensed consolidated financial statements.

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc.(“KeyOn”) became a publicly-traded company upon its completion of a merger with Grant Enterprises, Inc. (“Grant”), a publicly-traded company with nominal operations (the “Merger”). KeyOn was incorporated on December 16, 2004, under the laws of the State of Nevada. In connection with the Merger, a newly formed subsidiary of Grant merged with and into KeyOn, and KeyOn, as the surviving corporation, became a wholly-owned subsidiary of Grant. In connection with the Merger, (i) Grant subsequently changed its name to KeyOn Communications Holdings, Inc. (the “Company”), (ii) KeyOn’s officers and directors became the officers and directors of the Company, (iii) the former of stockholders of KeyOn became the majority stockholders of the Company and (iv) the Company succeeded to the business of KeyOn as its sole line of business. Accordingly, the Merger was accounted for as a reverse merger and recapitalization of KeyOn.

          The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in twelve (12) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. In an effort to generate additional accounting and operational efficiencies, the Company consolidated its eight wholly-owned organizations: KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC (which had previously been referred to as the “related entities”), into one, wholly-owned operating subsidiary: KeyOn Communications, Inc.

Note 2 – Liquidity and Financial Condition

          The Company incurred an operating loss of $5,461,047 for the nine months ended September 30, 2010. At September 30, 2010, the Company’s accumulated deficit amounted to $23,849,132. During the nine months ended September 30, 2010, net cash used in operating activities amounted to $3,069,510. At September 30, 2010, the Company’s working capital amounted to a deficit of $80,113, which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of 20,000,000 shares.

          On February 1, 2010, the Company and an institutional investor (the “Buyer”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued the Buyer a secured convertible note for the principal sum of $15,000,000 (the “Note”), which Note is convertible into shares of Series Cal Cap Preferred Stock, of the Company (the “Series Cal Cap Preferred Stock”) and shares of common stock, of the Company pursuant to the terms more fully described in Note 7.

          The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least October 1, 2011. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

Note 3 – Summary of Significant Accounting Policies

          Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2010 and the results of operations for the three months and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 not misleading. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, and September 30, 2009 should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as contained in the Form 10K/A filed on April 16, 2010.

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

          The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one or two year contracts and are billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $301,915 and $213,674 at September 30, 2010 and December 31, 2009, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

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

          Marketable Securities

          Marketable securities consist of investments in government agencies’ notes. The maximum maturity for any investment is six months. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income (loss).

          Inventories

          Inventories consist of customer premise equipment, installation supplies, tower replacement parts and goods that the Company sells as a retailer of satellite video service from DISH. Inventories are stated at the lower of cost determined on first in first out or net realizable value.

          Intangible Assets

          Intangible assets, including goodwill, are accounted for under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test goodwill and other intangible assets with indefinite lives for impairment annually or in interim periods if certain events or changes in circumstances indicate that the carrying value of amount of the assets may not be fully recoverable.

          Intangible assets with definite lives (e.g., subscriber lists and non-compete agreements) are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Amortization has been calculated using the straight-line method over the estimated useful lives of the intangible assets which range from 3 years to 7 years. An asset begins to be amortized once that asset has been placed into service. Impairment occurs when the undiscounted cash flows over the remaining useful life of the asset exceed the carrying amount and the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value.

          The Company evaluated the carrying amounts of intangible assets as of September 30, 2010 and determined that no impairment charge is necessary.

          Income Taxes

          The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

          The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized in future periods. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company was to determine that it would realize the benefits of deferred income tax assets in the future in excess of their net recorded amounts, an adjustment would be made to reduce the valuation allowance to an appropriate amount.

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

          Net Loss per Share

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

          The table of all of our common stock equivalents is as follows (in thousands):

	September 30,
	2010	2009

Common stock purchase warrants	3,657	3,935
Stock options	1,246	957
Convertible notes	20,000	0

	24,903	4,892

          The numerator in the EPS calculation for the three months ended September 30, 2010 gives effect to addbacks of (i) $542,466 of contractual interest expense under our convertible notes, and (ii) $542,566 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $4,458,953 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended September 30, 2010 includes (i) 641,456 employee stock options and (ii) 231,785 common stock purchase warrants, each with exercises prices that are less than the average share price of $0.51 per share for the three months ended September 30, 2010 and (iii) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes described in Note 7.

          The numerator in the EPS calculation for the nine months ended September 30, 2010 gives effect to addbacks of (i) $782,466 of contractual interest expense under our convertible notes, and (ii) $1,392,868 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $12,207,767 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the nine months ended September 30, 2010 includes (i) 1,873,785 employee stock options and (ii) 656,456 common stock purchase warrants, each with exercises prices that are less than the average share price of $1.04 per share for the nine months ended September 30, 2010 and (iiii) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes as described in Note 7.

          The adjustment for employee stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in our notes was calculated using the “if converted” method.

          Stock-Based Compensation

          The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company recorded total stock-based compensation of $1,369,507 for the nine month period ended September 30, 2010, compared to $720,644 for the same period in 2009.

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

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

          Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at September 30, 2010

	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Marketable securities	$6,246,275	$6,245,275
Derivative liability	$2,792,233			$2,792,233

          The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

          The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2010 (unaudited)	December 31, 2009

Beginning Balance	$—	$—
Aggregate fair value of derivative issued	44,792,150	—
Issuance date charge for difference between fair value and note proceeds	(29,792,150)	—
Change in fair value of derivative included in income	(12,207,767)	—
	—	—

Ending Balance	$2,792,233	$—

          Recent Accounting Pronouncements

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

          In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU does not have a material impact on our consolidated financial statements.

          Other accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

Note 4 - Business Combinations

          Affinity Wireless, LLC

          On February 3, 2010, the Company purchased the assets of Affinity Wireless, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 141,521 shares of common stock for a total purchase price of $410,411. This acquisition enables the Company to expand its business into the geographical region in and around Ottumwa, Iowa. The purchase price breakdown is as follows:

Network equipment	$118,205
Customer premise equipment	20,150
Subscriber base	51,860
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Obligations to subscribers	(7,607)
Goodwill	287,016

$410,411

          RidgeviewTel, LLC

          On April 1, 2010, the Company purchased substantially all of the Illinois wireless broadband assets of RidgeviewTel, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 168,733 shares of common stock for a total purchase price of $151,859. This acquisition enables the

Company to expand its business into the geographical region in and around Mt. Vernon, Illinois. The preliminary purchase price breakdown is as follows:

Network equipment	$14,650
Customer premise equipment	71,475
Subscriber base	26,714
Accounts receivable	1,589
Obligations to subscribers	(539)
Goodwill	37,970

$151,859

          Dynamic Broadband Corporation

          On May 28, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business of Dynamic Broadband Corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 2,005,306 shares of common stock initially upon close and an additional 32,268 shares issued after the completion of the required purchase price adjustments, for a total purchase price of $1,528,182. This acquisition enables the Company to expand its business into the geographical region in and around Cedar Rapids, Iowa and Rochester, Minnesota. The preliminary purchase price breakdown is as follows:

Network equipment	$674,711
Customer premise equipment	746,153
Subscriber base	658,487
Vehicles	18,925
Office equipment	29,178
Prepaid expenses	8,308
Accounts receivable	18,075
Accounts payable and accrued expenses	(208,621)
Loan payable	(380,617)
Obligations to subscribers	(86,912)
Goodwill	50,495

$1,528,182

          TS Wireless

          On July 2, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business known as TS Wireless from Technology Specialists Group, Inc., pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for $219,456 in cash over a period of two years, subject to certain adjustments, as well as issue 30,465 shares of common stock, for a total purchase price of $237,735. This acquisition enables the Company to expand its business into the geographical region in and around Champaign, Illinois. The preliminary purchase price breakdown is as follows:

Network equipment	$4,489
Customer premise equipment	62,028
Inventory	2,278
Subscriber base	113,260
Office equipment	1,327
Prepaid expenses	7,372
Accounts receivable	1,627
Accounts payable and accrued expenses	(900)
Obligations to subscribers	(10,356)
Goodwill	56,610

$237,735

          Southwest Wireless Net, Inc.

          On August 3, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business from Southwest Wireless Net, Inc., a Minnesota corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for $340,000 in cash over a period of two years, subject to certain adjustments. This acquisition enables the Company to expand the business into the geographical region in and around Worthington, Minnesota. The preliminary purchase price breakdown is as follows:

Network equipment	$160,000
Customer premise equipment	75,000
Inventory	30,000
Subscriber base	87,000
Vehicles	4,000
Office equipment	13,000
Prepaid expenses	3,884
Obligations to subscribers	(42,763)
Goodwill	9,879

$340,000

          Pro forma financials

          The Company accounted for these business combinations using the acquisition method of accounting. The results of operations for the three and nine months ended September 30, 2010, including the revenues and expenses of these acquired businesses since their respective dates of acquisition.

          The unaudited pro-forma financial results for the three and nine months ended September 30, 2010 and September 30, 2009, combines the historical results of Southwest Wireless Net, Inc., Technology Specialists Group, Inc., Dynamic Broadband Corporation, RidgeviewTel, LLC and Affinity, LLC with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Total revenues	$2,100,562	$2,491,699	$6,588,374	$8,001,329
Loss from operations	$(1,771,039)	$(1,543,104)	$(5,327,342)	$(2,733,625)
Net income/(loss) available to common stockholders	$1,526,664	$(3,006,452)	$4,589,297	$(4,807,893)
Net income/(loss) per share, basic	$0.06	$(0.18)	$0.20	$(0.35)
Net income/(loss) per share, diluted	$(0.01)	$(0.18)	$(0.02)	$(0.35)
Pro forma weighted average shares outstanding, basic	23,668,211	16,696,184	23,505,674	13,543,932
Pro forma weighted average shares outstanding, diluted	44,541,452	16,696,184	46,035,915	13,543,932

          The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

Note 5 – Property and Equipment

          Property and equipment consists of the following:

	September 30, 2010	December 31, 2009

Subscriber equipment	$7,438,041	$6,206,078
Fixed wireless tower site equipment	4,569,291	2,816,295
Software and consulting costs	625,011	594,170
Computer and office equipment	590,398	459,089
Vehicles	255,575	242,574
Leasehold improvements	315,012	312,100

	13,793,328	10,630,306
Less: accumulated depreciation	(10,259,361)	(9,015,852)

Property and equipment, net	$3,533,967	$1,614,454

          Depreciation expense for the nine months ended September 30, 2010 and September 30, 2009 was $1,262,935 and $1,537,836 respectively. The total amount of fixed assets acquired under equipment leases amounted to $3,857,325 as of September 30, 2010.

Note 6 – Intangible Assets

          Intangible assets at September 30, 2010 and December 31, 2009, consisted of the following:

Goodwill
Goodwill-December 31, 2009	$1,341,816
Affinity Acquisition Goodwill	287,016
Dynamic Broadband Acquisition Goodwill	50,495
RidgeviewTel Acquisition Goodwill	37,970
TSG Acquisition Goodwill	56,610
Southwest Wireless Acquisition Goodwill	9,879

Goodwill-September 30, 2010	$1,783,786

Subscriber Base
Subscriber Base-December 31, 2009	$1,313,415
Affinity Acquisition Subscriber Base	51,861
Dynamic Broadband Acquisition Subscriber Base	26,714
RidgeviewTel Acquisition Subscriber Base	658,487
TSG Acquisition Subscriber Base	113,260
Southwest Wireless Acquisition Subscriber Base	87,000

Subscriber Base-September 30, 2010	$2,250,737
Less accumulated amortization	(1,328,332)

Subscriber Base, net	$922,405

          Amortization expense for the nine months ended September 30, 2010 and September 30, 2009 was $197,582 and $301,533, respectively.

          Estimated amortization expense for the remainder of 2010 and future fiscal years is as follows:

For the period of October 1, 2010 through December 31, 2010	$96,287
For the years ending December,
2011	331,701
2012	331,075
2013	149,184
2014	14,158

$922,405

Note 7 – Notes, Loans and Derivative Liabilities

          Lines of Credit:

          In August 2010, the Company entered into a Portfolio Loan Account agreement with Morgan Stanley for an amount up to $5,000,000, under which it may borrow up to the amount of marketable securities held by the Company. The amount outstanding at September 30, 2010 was $1,121,374 at an interest rate of 2.76%. The borrowings are due on a demand basis, therefore all of the outstanding balance has been classified as current. As of September 30, 2010 the available amount under this facility was $3,878,626.

          The Company was obligated under a line of credit loan with Sun West Bank that had an outstanding principal balance of $100,000 at December 31, 2009. The line of credit was fully paid as of September 30, 2010. Interest expense under this arrangement amounted to $667 and $3,998 for the nine months ended September 30, 2010 and 2009, respectively.

          Notes Payable in Connection with Acquisitions

          In connection with the acquisition of the assets and assumption of certain liabilities of TS Wireless and Southwest Wireless Net, after making the closing cash payments, the Company is obligated to make the balance of the purchase price in eight consecutive quarterly installments. The last of these scheduled payments are scheduled to be made on June 30, 2012 and August 1, 2012, respectively. There is no interest attached to these payment obligations.

          Installment Obligations:

          On February 1, 2010, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with The California Capital Limited Partnership (“CCLP”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CCLP a secured convertible promissory note for the principal sum of

$15,000,000 (the “Note”). The Note bears interest at the rate of 8% per annum. However, prior to September 30, 2010, interest under the Note shall accrue on the outstanding principal amount, at the election of CCLP, at the rate of 4% per annum and be payable in cash or at the rate of 8% per annum and be payable in shares of Series Cal Cap Preferred Stock, with such shares of Series Cal Cap Preferred Stock issued at a price per share of $1.50. After September 30, 2010, interest shall accrue on the outstanding principal amount at the rate of 8% per annum and is payable in cash. The Note matures on February 5, 2015, unless accelerated by CCLP upon an event of default.

          The Note is convertible into shares of Series Cal Cap Preferred Stock as well as common stock, at the option of CCLP, upon maturity or mandatorily under certain circumstances. Pursuant to the terms of the Note, if the Company had been successful in any of its Round One ARRA applications, the Note would have mandatorily converted into shares of Series Cal Cap Preferred Stock. This mandatory conversion feature expired as a result of the Company’s announcement on March 3, 2010 that none of the Round One ARRA applications advanced to an award as fully described on Current Report on Form 8-K. The Company also entered into a Registration Rights Agreement, a Security Agreement (the “Security Agreement”) and various ancillary certificates, dated February 5, 2010. Pursuant to the Security Agreement between CCLP and the Company, the Company’s obligations under the Note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiaries.

          Accretion expense recognized for the three and nine month period ended September 30, 2010 was $542,566 and $1,392,948, respectively.

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the Loan to $4.05 million with Sun West Bank and extended its maturity until June 4, 2015. Payments for the first year are interest only at a 7.25% fixed interest rate. A shareholder in the Company is also a minority shareholder and Board member of the lending institution. As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the appropriate banking regulations. The Loan was guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly. The loan and all accrued interest were repaid in full on February 5, 2010.

          Derivative Financial Instrument

          The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivative and Hedging” which requires issuers of financial statements to make a determination as to whether (i) an embedded conversion meets the definition of a derivative in its entirety and (ii) would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuers own stock.

          ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

          The Company evaluated the conversion option embedded in its convertible notes issued in February 2010 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety that does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events and also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the notes. Accordingly, the conversion option is not considered indexed to the Company’s own stock.

          As a result of the above, the Company recorded a derivative liability on February 5, 2010, the commitment date of the transaction, in the amount of $44,792,150 and a corresponding charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the $15,000,000 of proceeds received from the investor in the note transaction. The Company also adjusts the carrying amount the derivative to its fair value at each reporting date with the changes in fair value reported as a component of results of operations under the heading of other income and expense. The fair value of the derivative liability was reduced to $2,792,233 as of September 30, 2010 principally due to reduction in our stock price as of September 30, 2010.

          The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of September 30, 2010 using the Black-Scholes option pricing model with the following assumptions:

Input	February 5, 2010 (Issuance Date)	September 30, 2010 (Reporting Date)

Fair value of common stock	$2.90	$.44
Exercise Price of Option	$.75	$.75
Term (years)	5	4.33
Volatility	55%	54.36%
Risk Free Interest Rate	2.23%	3.12%
Dividend Yield	0%	0%
Unit fair value	$2.24	$0.14
Shares issuable upon exercise	20,000,000	20,000,000

Aggregate fair value	$44,792,150	$2,792,233

          The Company recorded a net credit of $12,207,767 for the change in fair value of the derivative for the nine months ended September 30, 2010, which includes the effects of having recorded (i) the issuance date charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the proceeds in the note transaction and (ii) a subsequent credit of $41,999,917 for the change between the issuance date fair value of the derivative, which amounted to $44,792,150 and the reporting date fair value of the derivative which amounted to $2,792,233. The change in the fair value of the derivative is included in other income and expense in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2010.

Note 8 - Operating and Capital Leases

          Capital Leases:

          The Company leases equipment from certain parties under various capital leases expiring in 2008 through 2011. The Company has entered into four additional capital leases that total, in aggregate $234,350 in the nine months ended September 30, 2010. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2010:

2010	238,103
2011	722,955
2012	200,405
2013	18,756
2014	179

Total minimum lease payments	1,180,398
Less amounts representing interest	(218,806)

961,592

Less current portion	(650,615)

Long term capital lease obligations	$310,977

          Pursuant to two master lease agreements, the Company has an aggregate lease borrowing limit of that totals $2 million. No funding is available as of September 30, 2010 under these two master lease agreements.

          Operating Leases:

          In addition, the Company leases tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, the Company also has various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2010:

For the period of October 1, 2010 through December 31, 2010	$271,489
For the years ending December,
2011	925,848
2012	577,031
2013	332,503
2014	161,443
Thereafter	45,030

$2,313,344

          The total rental expense included in operating expenses for operating leases included above is $436,489 and $328,883 for the three months ended September 30, 2010 and 2009, respectively.

Note 9 – Stockholder Equity (Deficit)

          Preferred Stock

          Pursuant to the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), the Company is now authorized to issue up to 175,000,000 shares of stock, of which 115,000,000 have been designated as Common Stock and 60,000,000 have been designated as preferred stock. Of the 60,000,000 shares of Preferred Stock, 30,000,000 shares have been designated as Series Cal Cap Preferred Stock and 30,000,000 shares have been designated as Series KIP Preferred Stock. Each of the Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled to certain powers, preferences and other special rights that are summarized below:

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

          Liquidation Preference

          In the event of the liquidation, dissolution or winding up of the Company, the acquisition of the Company by another entity as a result of which the Company’s stockholders have less than 50% control of the acquiring entity’s voting power following such acquisition or the sale of all or substantially all of the assets of the Company, the holders of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, (i) for the Series Cal Cap Preferred Stock, an amount per share equal to greater of (I) the sum of (A) the product of (1) 1.5 and (2) the aggregate amount paid to, or deemed to be paid to, the Company in connection with the issuance of such shares of Series Cal Cap Preferred Stock divided by the number of shares of Series Cal Cap Preferred Stock issued by the Company (the “Original Series Cal Cap Issue Price”) for each outstanding share of Series Cal Cap Preferred Stock and (B) an amount equal to all accrued but unpaid dividends on such share and (II) the amount of cash, securities or other property which such holder would be entitled to receive in such sale, liquidation, dissolution or winding up of the Company with respect to such shares if such shares had been converted to common stock immediately prior to such sale, liquidation, dissolution or winding up of the Company and (ii) for the Series KIP Preferred Stock, an amount per share equal to the greater of (I) the sum of (A) the product of (1) 1.5 and (2) the aggregate amount paid to the Company in connection with the issuance of such shares of Series KIP Preferred Stock divided by the number of shares of Series KIP Preferred Stock issued by the Company (the “Original Series KIP Issue Price”) for each outstanding share of Series KIP Preferred Stock and (B) an amount equal to all accrued but unpaid dividends on such share and (II) the amount of cash, securities or other property which such holder would be entitled to receive in such sale, liquidation, dissolution or winding up of the Company with respect to such shares if such shares had been converted to common stock immediately prior to such sale, liquidation, dissolution or winding up of the Company. Upon completion of these distributions, the holders of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall not be entitled to any further participation as such in any distribution of the assets or funds of the Company.

          Optional Conversion

          Each share of Series Cal Cap Preferred Stock or Series KIP Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Original Series Cal Cap Issue Price and Original Series KIP Issue Price, as the case may be, by the then applicable conversion price. The initial conversion price per share for shares of Series Cal Cap Preferred Stock and Series KIP Preferred Stock shall be the Original Series Cal Cap Issue Price and Original Series KIP Issue Price, respectively.

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

          Issuances of Common Stock

          During the nine month period ended September 30, 2010, 2,912,623 shares of common stock were issued which includes the following:

          55,556 shares of common stock valued at $123,890 were issued as payment for contractual agreements for professional services on January 4 and February 4, 2010,

          478,774 shares of common stock were issued upon the exercise of common stock purchase warrants.

          Warrants

          A roll-forward of the Company’s common stock purchase warrants for the nine months ended September 30, 2010 is as follows:

Outstanding at January 1, 2010	3,936,291
Issued	400,000
Exercised	(478,774)
Cancelled	(150,000)
Expired unexercised	(50,356)
Outstanding at September 30, 2010	3,657,161

          All warrants outstanding are exercisable and feature strike prices ranging from $0.50 to $8.00 per share.

          In February 2010, the Company issued 400,000 common stock purchase warrants to non-employees for services being performed through December 31, 2010. The aggregate grant date fair value of these warrants amounted to $572,247, which is being amortized over the contractual service periods. The Company calculated the grant fair value of these warrants using the Black Scholes option pricing model with the following assumptions: fair value of common stock $2.57, exercise price $1.50, risk free interest rate 2.46%, volatility 55%, dividend yield 0%. The Company recorded $119,652 and $509,822 of stock based compensation expense with respect to these warrants during the three month and nine months periods ended September 30, 2010, net of 150,000 common stock purchase warrants for which performance conditions were not met.

          Non-employee stock based compensation relating to the issuance of common stock purchase warrants amounted to $119,652 and $71,162 for the three months ended September 30, 2010 and 2009, respectively, and $549,574 and $71,162 for the nine months ended September 30, 2010 and 2009, respectively, which is included as a component of professional fees in the accompanying condensed consolidated statements of operations.

          Stock Option Plans

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986 as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Board of Directors.

          As of December 31, 2009, all 2,440,000 options authorized under the 2007 Plan were outstanding. During the nine months ended September 30, 2010, the Company granted 200,000 options to purchase shares of common stock, pursuant to the 2007 Plan. For the nine months ended September 30, 2010, 257,500 options were forfeited. As of September 30, 2010, 2,382,500 options were outstanding and 1,245,723 are exercisable. Based upon the stock price of $0.44 on September 30, 2010, there are 641,456 options that are exercisable that have a strike price of $0.25. The Company has 1,632,575 stock options outstanding that are exercisible at $0.25 per share. The aggregate intrinsic value amounts to approximately $310,000. Such options include 641,456 options currently exercisible at $0.25 per share with an intrinsic value of approximately $124,000. All other exercisable options have a strike price above $0.44.

          On July 15, 2010, our Board of Directors adopted the 2010 Incentive Stock and Awards Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to grant a total of 5,000,000 options, among other things. The terms and conditions of the 2010 Plan are substantially similar to the 2007 Plan and the 2010 Plan was formally approved by the stockholders at the Company’s Annual Meeting, held on August 24, 2010.

          Compensation expense recorded for stock options during the three and nine months ended September 30, 2010, amounted to $231,901 and $696,043, respectively. The range of strike price for outstanding options is $0.25 to $5.00 and the weighted average strike price is $0.94 per share.

          Unamortized stock compensation expense as of September 30, 2010 amounted to $2,195,136 and is being recognized as compensation expense through June 30, 2014.

Note 10 – Subsequent Events

          Acquisitions

          On October 23, 2010, through a wholly-owned subsidiary, we entered into an agreement to acquire substantially all of the wireless broadband assets and assume certain liabilities from On a Wave Wireless, Inc., an Iowa corporation (“OWW”) (the “OWW Agreement”). The assets to be acquired are used in the businesses of operating wireless broadband networks that provide high-speed Internet access and other related services to subscribers in Onawa, Iowa, among other communities.

          On November 5, 2010, upon satisfaction of certain closing conditions as described in the OWW Agreement, we completed the acquisition, and initiated the Closing Payment of $33,500, less certain adjustments as further described in the OWW Agreement.

          Termination of Asset Purchase Agreement

          On September 23, 2010, the Company entered into an agreement to acquire substantially all of the assets of the hosted voice-over Internet Protocol business from CommPartners, LLC, CommPartners Network Services, LLC, CommPartners Holding Corporation, CommPartners Carrier Services Corp., and CommPartners, LLC (collectively known as “CommPartners”) (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company made an escrow payment of $400,000 towards the purchase price (the “Deposit”). The completion of this transaction was dependent upon the consent of the Bankruptcy Court, among other things.

          On October 25, 2010, the Bankruptcy Court denied CommPartners’ Section 363(b) motion to approve the Asset Purchase Agreement and related documents. On October 29, 2010 the Company terminated the Asset Purchase Agreement as a result of a failure to obtain the necessary consents and approvals from the Bankruptcy Court and the Deposit was returned.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the "KeyOn," "SpeedNet," and "SIRIS" brands. We offer our broadband services along with VoIP and DISH video services to both residential and business subscribers. Our markets are located in the following 12 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. We have principally grown our business through the acquisition of wireless broadband companies operating in areas contiguous or adjacent to our existing operations as well as through the organic growth of our subscriber base. Over the past four years, we have acquired the assets of eleven companies, which has increased our subscriber base and expanded our network footprint. In September of 2009, we launched “Rural UniFi”, which formalized our strategic acquisition of wireless broadband companies and Rural UniFi continues to be one of our core growth strategies. From December 2009 continuing through today, we completed seven acquisitions of wireless broadband assets, including subscribers and related equipment, located in Texas, Iowa, Illinois and Minnesota. We are engaged in ongoing discussions with numerous potential acquisition candidates and believe we are well positioned to continue to make additional acquisitions and grow our revenue and cash flow.

          In February of 2010, we raised $15 million through the issuance of a secured convertible promissory note (the “Cal Cap Note”). We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs. Through the nine months ended September 30, 2010, we have been executing this plan, including the completion of six acquisitions, resulting in a 24% revenue growth rate for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 in addition to a greater than 20% revenue growth rate compared to the quarter ended June 30, 2010. We also implemented a next-generation, 4G wireless network with the launch of our WiMAX network in Pahrump, Nevada. We believe that the introduction of 4G networks helps increase subscriber growth and, with the availability of higher bandwidth services, revenues per subscriber.

          At the end of March 2010, we submitted applications for government stimulus funding under the Broadband Initiatives Program (BIP) of the American Recovery and Reinvestment Act of 2009 (“ARRA”). On September 13, 2010, we were announced as a $10.2 million award recipient under the BIP to deliver 4G wireless broadband to almost 40 communities throughout rural Nevada. Pursuant to the project’s design, we will make 4G, last-mile wireless broadband access and VoIP services available to approximately 93,000 people, 5,522 businesses and 849 critical community facilities in qualified rural communities throughout Nevada under Round Two of the BIP. We plan to offer broadband service at speeds up to 8 megabits per second (Mbps). We are currently in the process of entering into definitive documents for the receipt of this award, subject to certain closing conditions. We cannot provide any assurance that we will be able to satisfy these closing conditions, and, if satisfied, the timing of the funding of the award.

Characteristics of Our Revenues and Operating Costs and Expenses

          We offer our services under month-to-month, annual or two-year service agreements. These services are generally billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

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

          Professional fees relate to legal, accounting, consulting and recruiting resources that we periodically utilize for functions that we do not perform internally such as our ARRA applications. General and administrative expenses primarily consist of the support costs of our operations, such as costs related to office real estate leases, company insurance, travel and entertainment, banking and credit card fees, taxes and vehicle expenses.

Results of Operations

Three Month Period Ended September 30, 2010 as Compared to the Three Month Period Ended September 30, 2009

          Revenues. During the three month period ended September 30, 2010, we recognized revenues of $2,076,452, as compared to revenues of $1,672,730 during the three month period ended September 30, 2009, representing an increase of approximately 24.1%. Our increased revenue was a result of the combined effect of five acquisitions completed during the nine months ended September 30, 2010 and increased subscriber growth.

          In December 2009, we began to gradually increase our marketing expenses in an effort to grow our subscriber base at an increased rate. As a result, for the three month period ended September 30, 2010, new customer installations increased 259% compared to the same period in 2009. We expect to continue derive the benefit of our expanded marketing efforts throughout the remainder of 2010 and continuing into 2011.

          In the three months ended September 30, 2010, we received the full revenue benefit from four previously closed acquisitions, however we received the benefit of only two months performance from the broadband assets acquired from Southwest Wireless Net, Inc.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $3,847,753 for the three month period ended September 30, 2010, as compared to $3,113,707 for the three month period ended September 30, 2009, representing a increase of approximately 23.6%.

          The majority of this increase, 52.4%, was due to payroll and benefit expenses during the three month period ended September 30, 2010. The payroll and benefits increase was primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts, the temporary duplication of salaries and other expenses associated with the relocation of our accounting function from Omaha, Nebraska to Las Vegas, Nevada, and increases in executive salaries as compared to the three months ended September 30, 2009.

          Another reason for the increase, 39.1%, was due to our increase in network operating costs. Due to our expanded footprint from our five acquisitions during the nine months ended September 30, 2010, we incurred additional Internet transport costs, Internet termination costs and additional tower rents. The remaining increase, 8.5%, in operating expenses was an increase marketing expenses and general and administrative expenses offset by a reduction in professional fees. Marketing expenses incurred increased with our continued efforts to increase organic growth during the three months ended September 30, 2010. Our operating loss margin improved by approximately one percentage point from a total operating loss of $1,771,301 for the three month period ended September 30, 2010 as compared to a loss of $1,440,977 for the three month period ended September 30 , 2009. If we remove the non-recurring items and the non-cash stock based compensation, the normalized operating loss for the three months ended September 30, 2010 was $1,280,272 as compared to $835,766 for the three months ended September 30, 2009, representing an increase of 53.2%. Our normalized operating loss margin increased by 12 percentage points.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $1,377,493 for the three month period ended September 30, 2010, as compared to $993,031 for the three month period ended September 30, 2009, representing an increase of approximately 38.7%. A majority of this increase, 66.1%, was due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiative and in furtherance of our organic growth efforts. A second reason for the increase, 24.3%, was due to the non-recurring duplication of relocating our accounting function from Omaha, Nebraska to Las Vegas, Nevada, The remaining reason for the increase, 9.6%, was due to the increased non-cash stock based compensation and other compensation changes. By removing the non-recurring expenses and non-cash expenses incurred during the three months ended September 30, 2010 and from the three months ended September 30, 2009, normalized payroll, bonuses and taxes would have been $1,052,079 for the three months ended September 30, 2010 as compared to $713,430 for the three months ended September 30,2009, an increase of 47.5%.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $570,721 for the three month period ended September 30, 2010, as compared to $582,405 for the three month period ended September 30, 2009, representing a decrease of approximately 2.0%. This decrease was primarily due to the assets obtained from SpeedNet Services, Inc., (“SpeedNet”) acquired as of February 1, 2007 which became fully depreciated as of January 31, 2010, offset by the newly acquired assets from our five acquisitions during the nine month period ended September 30, 2010.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $952,479 for the three month period ended September 30, 2010, as compared to $665,619 for the three month period ended September 30, 2009, representing an increase of approximately 43.1%. During the three months ended September 30, 2009, we received a credit from a vendor for invoices previously recorded to network operating expense. By removing the non-recurring expense credit incurred during the three months ended September 30, 2009, normalized network operating costs would have been $952,479 for the three months ended September 30, 2010 as compared to $709,021 for the three months ended September 30, 2009, an increase of 34.3%. The increase was primarily due to an increase in network costs resulting from acquisitions.

            Other General and Administrative Expenses. Other general and administrative expenses totaled $492,803 for the three month period ended September 30, 2010, as compared to $326,950 for the three month period ended September 30, 2009, representing an increase of approximately 50.7%. The majority of the increase, 72.1%, was for higher postage charges related to broadened marketing initiatives implemented during 2010. Another contributing factor, 25.2%, resulted from increased office rents and office utilities in support of our Rural UniFi initiative. Travel related to acquisitions and moving costs related to the relocation of our accounting function to Las Vegas, Nevada account for the remainder of the increase. If we remove the non-recurring items, the other general and administrative expenses for the three months ended September 30, 2010, normalized other general and administrative expenses would have been $482,308 as compared to $326,950 for the three months ended September 30, 2010, an increase of 47.5%.

          Installation Expense. Installation expense, which consists primarily of expenses associated with new customer installations includes installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $85,164 for the three month period ended September 30, 2010, as compared to $53,279 for the three month period ended September 30, 2009, representing an increase of approximately 59.8%, due to the This is a direct result of gross subscriber additions increasing 258.8% during the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 due to the success of organic marketing initiatives.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $286,577 for the three month period ended September 30, 2010, as compared to $471,422 for the three month period ended September 30, 2009, representing a decrease of approximately 39.2%. This decrease was due to expenses incurred in connection with our Round One ARRA applications during the three months ended September 30, 2009. During the three month period ended September 30, 2010, we incurred professional fees related to the proposed acquisition of certain assets of a hosted voice-over Internet Protocol business and incurred an increase in non-cash warrant expenses as compared to the three months ended September 30, 2009. During the three months ended September 30, 2009, we received several credits from vendors on invoices that had already been recorded to expense previously. By removing the non-recurring expenses and non-cash expenses incurred during the three months ended September 30, 2010 and from the three months ended September 30, 2009, normalized professional fees would have been $149,960 for the three months ended September 30, 2010 as compared to $102,410 for the three months ended September 30, 2009, an increase of 46.4%. During three months ended September 30, 2010, we incurred fees related to our annual stockholders meeting that account for 45.1% of the increase on normalized expenses. The remaining increases were increased fees for our email outsourcing services.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $82,516 for the three month period ended September 30, 2010, as compared to $21,001 for the three month period ended September 30, 2009, representing an increase of approximately 292.9%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives during the three months ended September 30, 2010. Our marketing costs were 4.1% of revenue for the three month period ended September 30, 2010 and 1.3% of revenue for the three month period ended September 30, 2009, representing a 3 percentage point increase. As a result of this greater emphasis on organic growth, our new customer additions during the three months ended September 30, 2010 were 259% higher than the three months ended September 30,2009. We expect to see continuing positive impact of our marketing efforts throughout the remainder of 2010 and continuing into 2011.

          Other Income and Expense. We incurred other income of $3,297,703 for the three months ended September 30, 2010, as compared to other expense of $1,463,348 for the three months ended September 30, 2009, representing an improvement of 325.4%. The primary reason for the increase was a non-cash credit recorded relating to the fair value derivative accounting of a long term convertible note of $4,458,953, and a non-cash interest accretion expense recorded of $542,566. During the three months ended September 30, 2009, we incurred a non-cash beneficial ownership expense $1,188,042. If the effects of the derivative accounting and the beneficial ownership are removed, other income and expense for the three months ended September 30, 2010 would have been an expense of $618,683 as compared to an expense of $275,306 for the three months ended September 30, 2009, an increase of 124.7%. The primary reason for the increase, 71.1%, was the recognition of contractual interest expense on the Cal Cap Note during the three months ended September 30, 2010. The change includes the overall effect of the increase in interest incurred on the Cal Cap Note as compared to the interest incurred on a $4,050,000 term note (the “Sun West Term Loan”) which was outstanding during the three months ended September 30, 2009.

          Net Income (Loss). We had net income of $1,526,402 for the three months ended September 30, 2010, as compared to a net loss of $2,904,325 for the three months ended September 30, 2009, representing an improvement of approximately 152.6%. The primary reason for the increase was non-cash income relating to the fair value derivative accounting of the Cal Cap Note of $4,458,953, and non-cash interest accretion expense of $542,566.

          During the three months ended September 30, 2009, we incurred a non-cash beneficial ownership expense $1,188,042. If the effects of the derivative accounting were removed from other income and interest expense for the three months ended September 30, 2010 and the effects of the beneficial ownership expense were removed for the three months ended September 30, 2009, the results would have been a net loss of $2,389,985 as compared to a net loss of $1,716,283 for the three month period ended September 30, 2009, an increase of 39.3%.

          Our net income margin increased by 247 percentage points from a net income of $1,526,402 for the three month period ended September 30, 2010 as compared to a net loss of $2,904,325 for the three month period ended September 30, 2009. By removing the effects of the derivative accounting, the non-recurring items and the non-cash stock based compensation, from the reported net income for three months ended September 30, 2010 and the effects of the beneficial ownership expense, the non-recurring items and the non-cash stock based compensation from the reported net loss for the three months ended September 30, 2009, our net loss increased by $787,884. Using the normalized net loss, our net loss increased by 25 percentage points from a total normalized net loss of $1,898,704 for the three months ended September 30, 2010 as compared to a normalized net loss of $1,111,072 for the three months ended September 30, 2009.

Nine Month Period Ended September 30, 2010 as Compared to the Nine Month Period Ended September 30, 2009

          Revenues. During the nine month period ended September 30, 2010, we recognized revenues of $5,400,260, as compared to revenues of $5,323,234 during the nine month period ended September 30, 2009, representing an increase of approximately 1.5%. Our increased revenue was a result of increased subscribers derived from greater marketing efforts coupled with the inclusion of five acquisitions during the nine month period ended September 30, 2010, off-set by a general contraction in our business and reduction in our subscriber base that occurred throughout the nine months ended September 30, 2009. The acquisitions and subscriber growth that we accomplished in the nine months ended September 30, 2010 serve to completely reverse the decline we experienced in the prior nine month period. As a result of the increase in gross subscriber additions, we expect to receive the full financial benefit of our subscriber growth throughout the year and continuing into 2011.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $10,861,307 for the nine month period ended September 30, 2010, as compared to $8,209,952 for the nine month period ended September 30, 2009, representing an increase of approximately 32.3%. One major increase, accounting for 43.6%, was an increase in professional fees during the nine month period ended September 30, 2010. These professional fees are almost entirely due to expenses incurred in connection with our Round Two ARRA applications. Additionally, 44.2% was due to an increase in payroll and benefit expenses. The increases in payroll and benefits is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives and furtherance of our organic growth efforts, as well as an increase in non-cash stock based compensation and increases in salaries for activities supporting our internal controls and procedures for financial reporting. The remaining increase in operating expenses was due to an increase in marketing expenses and general and administrative expenses, offset by a reduction in depreciation. Marketing expenses incurred increased with our continued efforts to increase organic growth during the nine months ended September 30, 2010. Our operating loss margin increased by 47 percentage points from a total operating loss of $5,461,047 for the nine month period ended September 30, 2010 as compared to a loss of $2,886,718 for the nine month period ended September 30, 2009. By removing Round Two ARRA application expenses, and non-cash stock compensation expense from payroll and other non-recurring expenses such as the cost of moving our accounting department from Omaha to Las Vegas, duplicative salaries related to the move, and executive bonus and employee severance pay of $2,255,715 for the nine months ended September 30, 2010, and $823,210 for the nine months ended September 30, 2009, our operating expenses increased by $1,141,824. Using these normalized expenses, our operating loss margin increased by 21 percentage points from a total normalized operating loss of $3,205,332 for the nine month period ended September 30, 2010, as compared to a loss of $2,063,508 for the nine month period ended September 30, 2009.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $3,740,142 for the nine month period ended September 30, 2010, as compared to $2,569,207 for the nine month period ended September 30, 2009, representing an increase of approximately 45.6%. A majority of this increase, 56.7%, was due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiative and in furtherance of our organic growth efforts. A second reason for the increase, 8.0%, was due to the non-recurring duplication of relocating our accounting function from Omaha, Nebraska to Las Vegas, Nevada, The remaining reason for the increase, 35.3%, was due to the increased non-cash stock based compensation and other compensation changes. By removing the non-recurring expenses and non-cash expenses incurred during the nine months ended September 30, 2010 and from the nine months ended September 30, 2009, normalized payroll, bonuses and taxes would be $2,873,895 for the nine months ended September 30, 2010 as compared to $2,119,475 for the nine months ended September 30,2009, an increase of 35.6%.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $1,460,518 for the nine month period ended September 30, 2010, as compared to $1,839,362 for the nine month period ended September 30, 2009, representing a decrease of approximately 20.6%. This decrease is primarily due to the assets obtained from SpeedNet Services, Inc., (“SpeedNet”) acquired on February 1, 2007, which became fully depreciated as of January 31, 2010.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $2,378,161 for the nine month period ended September 30, 2010, as compared to $2,128,346 for the nine month period ended September 30, 2009, representing an increase of approximately 11.7%. During the nine months ended September 30, 2009, we received a credit from a vendor for invoices previously recorded to network operating expense. By removing the non-recurring expense credit incurred during the nine months ended September 30, 2009, normalized network operating costs would have been $2,378,161 for the nine months ended September 30, 2010 as compared to $2,171,748 for the nine months ended September 30, 2009, an increase of 9.5%. The increase was primarily due to an increase in network costs resulting from acquisitions.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $1,126,524 for the nine month period ended September 30, 2010, as compared to $893,668 for the nine month period ended September 30, 2009, representing an increase of approximately 26.1%. The majority of the increase, 62.3%, was for higher postage charges related to broadened marketing initiatives implemented during 2010. Another contributing factor, 14.4%, resulted from increased office rents and office utilities in support of our Rural UniFi initiative. Travel related to acquisitions and moving costs related to the relocation of our accounting function to Las Vegas, Nevada account for the remainder of the increase. If we remove the non-recurring item of the relocation of accounting to the Las Vegas office, the other general and administrative expenses for the nine months ended September 30, 2010, normalized other general and administrative expenses would have been $1,116,029 as compared to $893,668 for the nine months ended September 30, 2010, an increase of 24.9%.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $185,786 for the nine month period ended September 30, 2010, as compared to $133,245 for the nine month period ended September 30, 2009, representing an increase of approximately 39.4%. This is a direct result of gross subscriber additions increasing 65.7% during the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009 due to the success of organic marketing initiatives.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $1,759,397 for the nine month period ended September 30, 2010, as compared to $603,945 for the nine month period ended September 30, 2009, representing an increase of approximately 191.3%. The majority of this increase, 87.6%, was due to expenses incurred in connection with our Round Two ARRA applications. During the nine month period ended September 30, 2010, we also incurred professional fees related to the proposed acquisition of certain assets of a hosted voice-over Internet Protocol business and incurred an increase in non-cash warrant expenses as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we received several credits from vendors on invoices that had already been recorded to expense previously. By removing the non-recurring expenses and non-cash expenses incurred during the nine months ended September 30, 2010 and from the nine months ended September 30, 2009, normalized professional fees would have been $413,850 for the nine months ended September 30, 2010 as compared to $230,467 for the nine months ended September 30, 2009, an increase of 79.6%. During the nine months ended September 30, 2010, we incurred fees related to our annual stockholders meeting that accounts for 11.7% of the increase on normalized expenses. The outsourcing of our email services accounts for 18.1% of the increase. An increase in accounting fees accounts for 12.2% of the increase. The remaining increase is in legal and other professional fees incurred in connections with acquisitions.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $210,779 for the nine month period ended September 30, 2010, as compared to $42,179 for the nine month period ended September 30, 2009, representing an increase of approximately 399.7%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives during the nine months ended September 30, 2010. The increase in new customer installations grew by approximately 66% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. We expect to see the continued positive impact of our marketing efforts throughout the remainder of 2010 and carrying forward into 2011.

          Other Income and Expense. We incurred other income of $9,916,639 for the nine months ended September 30, 2010, as compared to an expense of $2,074,268 for the nine months ended September 30, 2009, representing an improvement of 378.1%. The primary reason for the increase was the derivative accounting of the Cal Cap Note, which included the following non-cash items: $12,207,767 of increase in fair value of derivative instruments and a $1,392,948 increase in interest expense. During the nine month period ended September 30, 2009, we incurred a non-cash beneficial ownership expense $1,188,042. If the effects of the derivative accounting and the beneficial ownership were removed, other income and expense for the nine month period ended September 30, 2010 would have totaled $934,180 as compared to an expense of $886,226 for the nine months ended September 30, 2009, an increase of 5.4%. The primary reason for the increase was the interest incurred on the Cal Cap Note as compared to the interest incurred on our Sun West Term Loan which was outstanding during the nine months ended September 30, 2009.

          Net Income (Loss) We had net income of $4,455,592 for the nine months ended September 30, 2010, as compared to a net loss of $4,960,986 for the nine months ended September 30, 2009, representing an increase of approximately 189.8%. The primary reason for the increase was non-cash income relating to the fair valued derivative accounting of the Cal Cap Note of $12,207,767 and non-cash interest accretion expense of $1,392,948.

          During the nine months ended September 30, 2009, we incurred a non-cash beneficial ownership expense $1,188,042. If the effects of the derivative accounting and the beneficial ownership expense are removed, other income and expense for the nine months ended September 30, 2010 would have resulted in a net loss of $6,359,227, as compared to a net loss of $3,772,944 for the nine months ended September 30, 2009, an increase of 68.5%.

          Our net income margin increased by 176 percentage points from a net income of $4,455,592 for the nine months ended September 30, 2010 as compared to a net loss of $4,960,986 for the nine months ended September 30, 2009. By removing the effects of the derivative accounting, the non-recurring items and the non-cash stock based compensation, from the reported net income for nine months ended September 30, 2010 and the effects of the beneficial ownership expense, the non-recurring items and the non-cash stock based compensation from the reported net loss for the nine months ended September 30, 2009, our net loss increased by $1,153,778. Using the normalized net loss, our net loss margin increased by 21 percentage points from a total normalized net loss of $4,103,512 for the nine months ended September 30, 2010 as compared to a normalized net loss of $2,949,734 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

General

          We incurred an operating loss of $5,461,047 for the nine months ended September 30, 2010. At September 30, 2010, our accumulated deficit amounted to $23,849,132. During the nine months ended September 30, 2010, net cash used in operating activities amounted to $3,069,510. At September 30, 2010, our working capital amounted to a deficit of $80,113, which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of 20,000,000 shares.

          On February 5, 2010, we issued the Cal Cap Note to an investor in exchange for gross proceeds of $15 million. The Cal Cap Note is convertible into shares of Series Cal Cap Preferred Stock and shares of common stock. We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs. Specifically, in 2010, we have completed six acquisitions, experienced a 259% growth rate in gross subscriber additions year over year, and submitted applications for government stimulus funding totaling $374 million, for which we received a $10.2 million award to deliver 4G wireless broadband to almost 40 communities throughout rural Nevada under Round Two of the BIP. We are currently in the process of entering into definitive documents for the receipt of this award, subject to certain closing conditions. We cannot provide any assurance that we will be able to satisfy these closing conditions, and, if satisfied, the timing of the funding of the award.

          We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development through at least October 1, 2011. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that we may be able to access capital through public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the $10.2 million award noted above we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

          Working Capital. As of September 30, 2010, we had negative working capital of $80,113 that included a derivative liability balance of $2,792,233. As of September 30, 2009 we had negative working capital $2,612,689, representing an improvement of $2,532,576.

Item 4 T.	Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of September 30, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Disclosure Controls and Internal Controls

          Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.

          As of December 31, 2009, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We took certain steps during the year ended December 31, 2009 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.

          Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past, and is continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Comp any to divide certain custodial, recordkeeping and authorization functions between its Chief Financial Officer, Controller, and supporting staff to mitigate the risk of material misstatements.

          We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the company must allocate additional human and financial resources to address these matters. Accordingly, during the quarter ended September 30, 2010 the Company began the process of relocating its accounting functions as well as hired additional accounting personnel to support the Compa ny in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

10.1

Form of Asset Purchase and Sale Agreement dated October 23, 2010 by and between KeyOn Communications, Inc. and On A Wave Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 25, 2010).

10.2

Form of Asset Purchase Agreement dated September 23, 2010 by and between KeyOn Communications, Inc. and CommPartners, LLC, CommPartners Network Services, LLC, CommPartners Holding Corporation, CommPartners Carrier Services Corp., and CommPartners, LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 24, 2010).

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Annette Eggert

Annette Eggert
Chief Financial Officer
(Principal Financial Officer)