Form 10-K/A
period 2009-12-31
KeyOn Communications Holdings Inc.
filed 2010-12-01
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

As of April 12, the Company has outstanding 21,332,383 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of KeyOn Communications Holdings, Inc. for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2010 (the “Original Filing”) and previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 16, 2010 (the “Amendment No. 1”, together with the Original Filing, the “Form 10-K”).

On November 3, 2010, we received a comment letter from the staff of the SEC relating to the staff’s review of Amendment No. 1. The purpose of this Amendment No. 2 is to respond to the comment letter. In this Amendment No. 2 we have revised the following:

•

Item 1. Description of Business: We have revised the numbering of the footnotes, revised disclosure regarding the market position of the Company and added additional disclosure regarding commitments relating to outside capital.

•

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: We have included additional disclosure relating to our cost restructuring plan, revised disclosure relating to our results of operations and included additional disclosure relating to our financial condition and liquidity outlook.

•

Item 9A(T). Controls and Procedures: We have included disclosure regarding management’s assessment of internal control over financial reporting and management’s conclusion regarding the effectiveness of internal control over financial reporting.

•

Item 11. Executive Compensation: We have corrected the total compensation awarded to Jonathan Snyder and added additional disclosure regarding the material terms of option awards granted to our named executive officers.

•

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters: We have updated the security ownership of certain beneficial owners and management table so that it is of the most recent practicable date before the filing of Amendment No. 1 and have added disclosure regarding the relationship of Jerome Snyder and Jonathan Snyder.

•

Item 15. Exhibits, Financial Statement Schedules: We have refiled Exhibit 10.12 in this Amendment No. 2 and included revised certifications required by Item 601(b)(31) of Regulation S-K that contain the introductory language of paragraph 4 and Section 4(b) that reference internal control over financial reporting.

•	Note 10 to the Consolidated Financial Statements: We have added additional disclosure regarding commitments relating to outside capital.

Except as set forth above, we have not modified or updated any other disclosure contained in Amendment No. 1, including without limitation, the consolidated financial statements.

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

          Since launching its wireless broadband service in 2003, the Company has successfully increased its subscriber count and, based on the number of its subscribers, KeyOn believes that it is the third largest wireless broadband company in the United States. To date, the Company has completed and successfully integrated seven acquisitions, including two in 2010 and is in active discussions with other candidates located in adjacent markets to the Company’s existing network footprint. KeyOn’s acquisition strategy allows the Company to rapidly grow its subscriber base while expanding its earnings through operating expense reductions and other synergies achieved in integration.

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

          KeyOn is able to deliver broadband services at competitive prices to communities that it believes are ignored or underserved by traditional phone and cable companies. Generally, KeyOn’s markets are rural locations with populations of generally less than 50,000 that often lack the communications infrastructure to supply broadband access. In rural markets, broadband penetration is only 46% compared to 67% of households in urban and suburban markets, respectively.2 KeyOn believes that the lower broadband penetration rate in rural areas compared to urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over traditional terrestrial networks in less densely populated areas. As a result, the Company believes there is a significant addressable market which is not currently being targeted by competing providers of broadband services.

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

[2] Pew Internet & American Life Project, Home Broadband Adoption June 2009

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

          On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP.  Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America.  Provided we are successful in our applications, we have arranged to contribute up to $163 million of outside capital in building broadband networks in some of the smallest communities in the United States to ensure the sustainability of our projects. These financing commitments from third-party investors to the Company are contingent upon successful Round Two BIP applications. Each application requires a certain amount of outside capital from either our own reserves or third-parties. To the extent we are not successful with all 16 applications, the contingent commitment number is adjusted downward, pursuant to the capital needs expressed in the specific applications and the pro forma financial statements provided therein.

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

           On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America. Provided we are successful in our applications, we have arranged to contribute up to $163 million of outside capital in building broadband networks in some of the smallest communities in the United States to ensure the sustainability of our projects. These financing commitments from third-party investors to the Company are contingent upon successful Round Two BIP applications. Each application requires a certain amount of outside capital from either our own reserves or third-parties. To the extent we are not successful with all 16 applications, the contingent commitment number is adjusted downward, pursuant to the captial needs expressed in the specific applications and the pro forma financial statements provided therein.

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

Rural Market Opportunity

          Within the United States, rural areas have an overall lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Although broadband adoption has experienced growth in the recent past, broadband penetration rates in rural markets still trail the rest of the country. While urban and suburban markets have reached broadband penetration rates of 67%, rural market penetration totals only 46%. Importantly, rural market penetration grew at a compound annual growth rate of 20% while non-rural growth rates grew at only 12% since 2006.3 Consequently, we believe the growth of rural broadband penetration can be attributed to the growth in the number of small, wireless broadband companies who serve the needs of their communities.

          One of the primary reasons for the lagging penetration rate in rural areas is the lack of infrastructure or access to broadband, rather than lack of demand for a broadband connection.4 KeyOn believes that this substantially lower penetration rate of broadband in rural markets, or what has been termed the “Digital Divide”, demonstrates that many rural households with Internet access still utilize analog dial-up connections for Internet access. As a result, the Company believes there is a significant market opportunity which is not currently being met by traditional phone and cable providers.

          The Company believes that the lower broadband penetration rate in rural versus urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over terrestrial-based networks in less densely populated areas. DSL service suffers from distance limitations in less populated areas, and DSL equipment and cable plant upgrades both involve significant upfront capital to deploy their service that is rarely justified in less densely populated rural markets. As a result, there may still be areas that will not be served by cable or DSL at any time in the near future.5 These limitations have generally discouraged broadband deployments and have caused incumbent phone and cable companies to maintain high prices for broadband in the small and rural markets where they offer these services. Where broadband has been deployed, rural areas have experienced rapid growth in home broadband uptake, and in the past three years the gap between rural and non-rural in-home broadband adoption, though still substantial, has narrowed.

3 Pew Internet & American Life Project, Home Broadband Adoption June 2009

4 United States Government Accountability Office, Telecommunications, May 2006 and Pew Internet & American Life Project, Home Broadband Adoption 2006

5 Frost & Sullivan, Satellite and its Place Amongst Competing Broadband Technologies 2005

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

          WiMAX Deployments

          KeyOn’s wireless broadband service today is provided to subscribers over primarily unlicensed spectrum in the 2.4 GHz band. The Company is in the process of introducing WiMAX networks. WiMAX is an international network technology standard that provides efficient use of spectrum, interoperability of manufacturers’ equipment, high-bandwidth throughput and self-installation by end users. Global WiMAX subscribers are expected to grow from an estimated 3.8 million by the end of 2009 to 92.3 million in 2015, a compound annual growth rate of 69%.6

          In November of 2007, we were awarded a non-exclusive license to operate in the 3.65GHz spectrum band. The Company initially launched a WiMAX pilot in one of the Company’s markets in southern Nevada to confirm the viability of fixed and nomadic broadband wireless services using WiMAX technology in the 3.65 GHz band. Having successfully completed the pilot, the Company intends to commercially market the services to its customers. KeyOn also successfully tested VoIP services on the 3.65 GHz WiMAX platform to provide an integrated voice and data solution to its customers.

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

6 The Yankee Group, The WiMAX Guide, November 2009 edition

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

Item 6. Selected Financial Data

          Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP services to both residential and business subscribers. We have grown our business through the acquisitions of wireless broadband companies operating contiguous or adjacent to our existing operations and the organic growth of our subscriber base. In November 2009, we acquired substantially all of the assets of SkyWi, Inc., a provider of wireless broadband services to rural communities in north central Texas. Over the past 4 years, and continuing into 2010, we have acquired seven companies, including the assets of SkyWi, which have increased our subscriber base and expanded our network footprint. Our markets are located in the following 11 Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Nebraska, Nevada, Ohio, South Dakota, and Texas.

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

          Upon the termination of our merger agreement with Internet America, Inc. in February of 2009, we implemented a number of measures to reduce our operating costs and conserve working capital, including the decommissioning of tower assets that were not profitable, a decrease in direct marketing expenses such as direct advertising and a reduction in overall headcount. In light of our headcount reduction and the capital outlay required to maintain DISH inventory, we did not actively sell DISH video services to our subscriber base in order to better focus on our existing broadband subscribers. Finally, we reduced our stock compensation expenses as a result of the resignation of the independent members of our board of directors in May 2009 and the departure of a member of our executive management team in the first quarter of 2009. Because of the cost-reduction measures implemented in 2009 and certain private placements in 2009 and the issuance of a $15 million convertible secured note in February of 2010, we are now capitalized to continue our growth. Consequently, we have increased headcount in relevant areas such as customer services and sales and marketing, increased our direct marketing expenses, made several acquisitions and are exploring other ways to continue to grow our business both through organic growth and strategic means such as the introduction of 4G WiMAX networks.

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

          Strategic

          The passage of the American Recovery and Reinvestment Act of 2009 (ARRA) and specifically, the Broadband Initiatives Program (BIP) created a new opportunity for us to potentially access federal grants and loans for the build-out of4G WiMAX networks in underserved and eligible markets. Despite the substantial efforts in furtherance of Round One of the BIP, including the submission of eleven applications totaling approximately $150 million, the advancement of all of our applications to “phase two due diligence” and the securing of approximately $90 million of contingent third-party financing, none of our applications were awarded. Based on the significant opportunity to expand our footprint, increase subscribers and grow revenues and our experience in Round One, management continues to believe that participation in the BIP is a unique strategic opportunity that, if successful, should result in the creation of additional significant shareholder value. To this end, on March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America. Provided we are successful in our applications, we have arranged to contribute up to $163 million of outside capital in building broadband networks in some of the smallest communities in the United States to ensure the sustainability of our projects. These financing commitments from third-party investors to the Company are contingent upon successful Round Two BIP applications. Each application requires a certain amount of outside capital from either our own reserves or third-parties. To the extent we are not successful with all 16 applications, the contingent commitment number is adjusted downward, pursuant to the capital needs expressed in the specific applications and the pro forma financial statements provided therein.

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

          Net Loss. We had a net loss of $6,595,702 for the year ended December 31, 2009, as compared to a net loss of $8,050,358 for the year ended December 31, 2008, representing an improvement of approximately 18%. The major contributing factor of the improved net loss was the non-cash stock-based and warrant compensation expenses offset by the “beneficial conversion” interest expense for the year ended December 31, 2009 of $2,229,642 as compared to $3,490,503 for the year ended December 31, 2008, which accounted for 87% of the improvement. Another contributing factor, accounting for 13% of the improvement in the net loss, was the Company’s cost reduction initiative to reduce operating expenses and create operating efficiencies. The offsetting increase in expenses of 30% is the increase in professional fees incurred in connection with our Round One of the BIP applications. Normalized net loss without the non-cash compensation expenses in payroll and in professional fees and the non-cash beneficial conversion expense would have been $4,366,060 for the year ended December 31, 2009 as compared to $4,559,855 for the year ended December 31, 2008, representing an improvement of 4%. Our net loss margin improved by 8 percentage points from a net loss $6,595,702 for the year ended December 31, 2009 as compared to a net loss of $8,050,358 for the year ended December 31, 2008. By removing the non-cash stock compensation expense of $1,041,600 and the beneficial ownership conversion expense of $1,188,042 for the year ended December 31, 2009 and the non-cash stock compensation expense $3,490,503 for the year ended December 31, 2008, our normalized net loss margin declined by 5 percentage points from a total normalized net loss of $4,366,060 for the year ended December 31, 2009 as compared to a net loss of $4,559,855 for the year ended December 31, 2008. The increase in operating loss margin was due primarily to a reduction in revenues and the increase in professional fees with the spending associated with our applications under Round One of the BIP. Our other expense categories remained basically constant year over year.

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

          Throughout 2009 and continuing into 2010, management has taken a variety of steps to strengthen the financial condition of the Company and continue both our acquisition and organic growth strategies. As a result of the $15 million financing from the secured convertible promissory note issuance in February 2010, management believes KeyOn is well-capitalized to sustain its current capital needs while pursuing its growth initiatives. We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales, marketing and research and development through at least October 2011. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be acceptable on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce our costs in order to conserve our cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8. Financial Statements.

See the Company’s financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          As of December 31, 2009, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, and as a result of the material weaknesses identified below.

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

          In the fourth quarter of 2009, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. The criteria used is set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its evaluation, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2009 because of the identification of the material weakness identified below.

          Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past, and is continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Company to divide certain custodial, recordkeeping and authorization functions between its Chief Financial Officer and supporting staff to mitigate the risk of material misstatements.

          As of December 31, 2009, management of our Company identified these various deficiencies in our accounting processes and procedures as constituting material weaknesses in our internal control over financial reporting and our disclosure controls and procedures. We took certain steps during the year ended December 31, 2009 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.

          We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls and procedures relate in part to the fact that we are an emerging business with limited personnel. Management and the Company’s Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Accordingly, during the year ended December 31, 2009, the Company added additional accounting and compliance personnel to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)

Jonathan Snyder	2009	127,083	—	110,025	—	237,108
President and Chief Executive Officer (principal executive officer)	2008	120,923	—	524,174	—	645,097
Annette Eggert	2009	125,159	—	114,347	—	239,506
Chief Financial Officer	2008	125,154	—	87,457	—	212,611
A. Robert Handell	2009	127,088	—	113,359	—	240,447
Executive Vice President and Chief Operating Officer	2008	120,923	—	55,264	—	176,187

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

Option Awards

          The Company’s board of directors approved awards of stock options pursuant to the 2007 Incentive Stock and Awards Plan. On June 1, 2009, the Company’s board of directors approved stock option awards for Jonathan Snyder, Annette Eggert and A. Robert Handell, in the amount of 330,000 stock options, 86,650 stock options, and 340,000 stock options, respectively. Each of the awards will vest one-fourth upon the first anniversary of the date of grant and in equal installments equal to one thirty-sixth of the remaining options, each month thereafter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of April 12, 2010 by:

•	each person known by the Company to beneficially own more than 5% of the Company’s common stock;

•	each of the Company’s directors;

•	each of the named executive officers; and

•	all of the Company’s directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164. As of April 12, 2010, the Company had 21,332,383 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)

Jerome Snyder (2)	2,196,365	(3)	9.33%
Liviakis Financial Communications, Inc.	2,000,000	(4)	8.57%
Jonathan Snyder (2)	1,998,412	(5)	8.57%
A. Robert Handell	471,563	(6)	2.16%
Jason Lazar	495,375	(7)	2.27%
Annette Eggert	110,827	(8)	*
Rory Erchul	64,236	(9)	*
All directors and executive officers as a group (5 persons)	7,336,778		25.59%

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

(2)	Jerome Snyder and Jonathan Snyder are related as father and son.

(3)

Includes 96,072 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants; 100,000 shares of common stock issuable upon the exercise of warrants.

(4)	Common stock issued for professional services rendered May 2009 through April 2010.

(5)	Includes 157,500 shares of common stock issuable upon the exercise of options; 346,875 shares of common stock issuable upon the exercise of guaranty warrants.

(6)	Includes 122,500 shares of common stock issuable upon the exercise of options; 74,345 shares of common stock that are held jointly by A. Robert Handell and Dani Jo Handell, A. Robert Handell’s spouse.

(7)	Includes 122,500 shares of common stock issuable upon the exercise of options and 61,816 shares held directly by Lauren Lazar, Jason Lazar’s spouse.

(8)	Includes 110,827 shares of common stock issuable upon the exercise of options.

(9)	Includes 64,236 shares of common stock issuable upon the exercise of options.

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

10.12	Note Purchase Agreement and Secured Convertible Promissory Note entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 1, 2010.

10.13	Registration Rights Agreement entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 5, 2010.

10.14	Security Agreement entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership on February 5, 2010.

10.15	Guaranty, dated February 5, 2010, executed by Jonathan Snyder, Jerome Snyder and Barry Becker, in favor of The California Capital Limited Partnership.

14.1

Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Amendment No. 1 to the Annual Report on Form 10-K/A of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 16, 2010).

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: December 1, 2010	By:	/s/ Jonathan Snyder

Jonathan Snyder President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Jonathan Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)	December 1, 2010

Jonathan Snyder

/s/ Annette Eggert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 1, 2010

Annette Eggert

/s/ A. Robert Handell	Director	December 1, 2010

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

          On March 29, 2010, the Company submitted multiple applications under Round Two of the BIP. Pursuant to its applications, KeyOn is seeking approximately $360 million of federal grants and loans to bring 4G WiMAX to as many as 22 states and provide wireless broadband access to as many as 8.2 million people in rural America. Provided we are successful in our applications, we have arranged to contribute up to $163 million of outside capital in building broadband networks in some of the smallest communities in the United States to ensure the sustainability of our projects. These financing commitments from third-party investors to the Company are contingent upon successful Round Two BIP applications. Each application requires a certain amount of outside capital from either our own reserves or third-parties. To the extent we are not successful with all 16 applications, the contingent commitment number is adjusted downward, pursuant to the capital needs expressed in the specific applications and the pro forma financial statements provided therein.

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