Form 10-Q/A
period 2010-03-31
KeyOn Communications Holdings Inc.
filed 2010-12-07
CIK 1335294

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

EXPLANATORY NOTE

          This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of KeyOn Communications Holdings, Inc., for the quarter ended March 31, 2010, previously filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original Filing”).

          On August 6, 2010, our board of directors, after consultation with and upon recommendation from executive management, concluded that the financial statements for the three months ended March 31, 2010, that were included in the Original Filing, did not properly account for the embedded derivative feature of our $15,000,000 secured convertible promissory note that was issued on February 5, 2010 (the “Note”), in accordance with United States generally accepted accounting principles, and as a result, could not be relied upon. This conclusion was previously disclosed in a Current Report on Form 8-K that was filed on August 11, 2010. Additionally, on November 3, 2010, we received a comment letter from the staff of the SEC relating to the staff’s review of the Original Filing.

          The purpose of this Amendment is to: (i) properly account for the embedded derivative feature of the Note in accordance with the United States generally accepted accounting principles and (ii) respond to the SEC’s comment letter by providing conformed signature pages to Exhibits 31.1, 31.2, 32.1, 32.2 and revising disclosure relating to our financial condition and liquidity outlook.

          Except as set forth above, we have not modified or updated any other disclosure contained in the Original Filing.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited) (As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,727,636	$125,083
Accounts receivable, net	108,411	155,228
Inventories	108,873	114,150
Prepaid expenses and other current assets	97,646	114,296
Total current assets	10,042,566	508,757

PROPERTY AND EQUIPMENT, Net	1,538,933	1,614,454

OTHER ASSETS
Goodwill	1,628,831	1,341,816
Subscriber base, net	180,098	182,669
Trademarks	16,667	16,667
Deposits	70,416	70,416
Debt issuance costs, net	346,350	117,548
Total other assets	2,242,362	1,729,116

TOTAL ASSETS	$13,823,861	$3,852,327

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses (including accrued interest expense)	$1,747,170	$1,955,257
Revolving line of credit - related party	—	100,000
Term loan payable - related party	—	147,016
Current portion of notes payable	26,486	28,713
Current portion of capital lease obligations	700,296	643,039
Deferred rent	64,706	63,665
Deferred revenue	196,856	213,674
Derivative liability	10,450,642	—
Total current liabilities	13,186,156	3,151,364

LONG-TERM LIABILITIES:
Term loan payable - related party	—	3,902,984
Notes payable, less current maturities	1,980	7,842
Convertible note (net of a $14,669,024 discount)	330,976	—
Capital lease obligations, less current maturities	375,110	503,477
Deferred rent liability, less current portion	64,593	80,094
Total long term liabilities	772,659	4,494,397

COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

STOCKHOLDERS’ (DEFICIT):

Preferred Stock - 60,000,000 shares authorized with 60,000,000 shares designated in the following classes:
Series Cal Cap preferred stock, 30,000,000 shares authorized; 0 shares issued	—	—
Series KIP preferred stock, 0.0001 par value; 30,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 21,181,439 and 20,755,588
shares issued and outstanding at March 31, 2010 and December 21, 2009, respectively	21,181	20,756
Additional paid-in capital	25,895,140	24,490,534
Accumulated deficit	(26,051,275)	(28,304,724)
Total stockholders’ (deficit)	(134,954)	(3,793,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$13,823,861	$3,852,327

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,

	2010	2009
	(As Restated)
REVENUES:
Service and installation revenue	$1,554,428	$1,831,991
Support and other revenue	40,531	34,181

Total revenues	1,594,959	1,866,172

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,077,292	872,570
Network operating costs	904,649	37,093
Professional fees	665,274	708,186
Depreciation and amortization	470,495	639,457
Other general and administrative expense	290,040	308,385
Installation expense	51,575	47,353
Marketing and advertising	50,652	15,353
Total operating costs and expenses	3,509,977	2,628,397

LOSS FROM OPERATIONS	(1,915,018)	(762,225)

OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	1,459	—
Other income (expense)	151,897	—
Fair value of derivative in excess of debt proceeds	(29,792,150)	—
Change in fair value of derivative instruments	34,341,508	—
Interest income	853	1
Interest expense	(535,100)	(260,354)
Total other income (expense)	4,168,467	(260,353)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$2,253,449	$(1,022,578)

Net income (loss) per common share, basic	$0.11	$(0.12)

Net loss per common share, diluted	$(0.05)	$(0.12)

Weighted average common shares outstanding, basic	20,382,567	8,828,837

Weighted average common shares outstanding, diluted	34,719,514	8,828,837

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock				Total Stockholders’ Deficit
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit
					(As Restated)
BALANCE, January 1, 2010	20,755,588	$20,756	$24,490,534	$(28,304,724)	$(3,793,434)

Common Stock issued to non-employees for professional services	55,556	55	123,835		123,890
Employee stock option compensation expense			232,056		232,056
Amortization of non-employee stock based compensation			182,574		182,574
Purchase of Affinity Wireless, LLC for Stock	141,521	141	410,269		410,410
Common Stock Issued for exercised warrants	228,774	229	455,872		456,101
Net income for the three months ended March 31, 2010				2,253,449	2,253,449

BALANCE, March 31, 2010 (As Restated)	21,181,439	$21,181	$25,895,140	$(26,051,275)	$(134,954)

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(As Restated)
CASH FLOWS FROM OPERATIONS:
Net income/(loss)	$2,253,449	$(1,022,577)
Adjustments to reconcile net income/(loss) to net cash flows from operations:
Depreciation and amortization	470,495	639,457
Provision for doubtful account	37,632	35,907
Stock based compensation expense	538,520	187,482
Change in fair value of derivative liability	(4,549,358)	—
Non-cash interest expense	352,174	36,798
Gain on sale of asset	(1,459)	—

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,586	(89,347)
Inventory	5,277	6,703
Prepaid expenses and other current assets	19,230	(8,021)
Refundable deposits	—	(7,732)
Accounts payable and accrued expenses (excluding interest expense)	(238,781)	19,019
Accrued interest expense	19,350	26,112
Accrued interest expense - related party	—	26,925
Deferred rent liability	(14,460)	(14,205)
Deferred revenue	(24,425)	27,136

Net cash flows used in operating activities	(1,119,770)	(136,343)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(103,770)	—
Proceeds on disposal of equipment	1,800	791

Net cash flows used in investing activities	(101,970)	791

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(payment) from revolving line of credit - related parties	(100,000)	50
Payment on term loan payable - related parties	(4,050,000)	—
Deposits for future financing	(250,000)	—
Payments on notes payable	(77,576)	(27,711)
Proceeds from issuance of convertible note	15,000,000	—
Proceeds from notes payable	—	154,639
Proceeds from exercise of common stock purchase warrants	456,101	—
Payments on capital lease obligations	(154,232)	(74,962)
Proceeds from notes payable - related party	—	1003094

Net cash flows provided by financing activities	10,824,293	155,110

NET INCREASE IN CASH	9,602,553	19,558

CASH AND CASH EQUIVALENTS - Beginning of period	125,083	28,032

CASH AND CASH EQUIVALENTS - End of period	$9,727,636	$47,590

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Stock issued for acquisition - Affinity:
Network equipment	$118,205	$—
Customer premise equipment	20,150	—
Subscriber base	51,860	—
Vehicles	9,840	—
Office equipment	5,795	—
Prepaid expenses	2,580	—
Accounts receivable	3,401	—
Accounts payable and accrued expenses	(11,342)	—
Loan payable	(69,487)	—
Obligations to subscribers	(7,607)	—
Goodwill	287,016	—

	$410,411	$—

Warrant interest expense	$—	$39,798
Common stock payable subscription sales	$456,108	$—
Common stock issued for common stock payable	$370,041	$—
Common stock issued for professional services	$123,834	$—
Capital lease obligations for property and equipment	$83,122	$50,794

Cash payments for:
Interest	$241,004	$234,241

Tax	$—	$—

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

        The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in twelve (12) Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. The Company has the following nine wholly-owned subsidiaries: KeyOn Communications, Inc., KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC, KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC.

Restatement of Previously Issued Financial Statements

        On August 6, 2010, the Board of Directors of the Company, after consultation with and upon recommendation from management, concluded that the Company’s financial statements for the three months ended March 31, 2010, which were included in its Form 10-Q for the quarter ended March 31, 2010, did not properly account for the embedded derivative feature of its $15,000,000 secured convertible promissory note that was issued to The California Capital Limited Partnership on February 5, 2010 (Note 7) in accordance with United States generally accepted accounting principles and, as a result, cannot be relied upon.

        During the course of an internal evaluation, our accounting staff evaluated the Company’s accounting treatment of the note in light of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) (“ASC 815”) effective as of January 1, 2009, which outlines new guidance for instruments indexed to an entity’s own stock and the resulting liability or equity classification based on that conclusion. ASC 815 should have been adopted as of January 1, 2009 by classifying the conversion feature embedded in the Note as a liability measured at fair value with changes in fair value recognized in earnings in each subsequent reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. After discussions with the Board of Directors, management determined that the Company would file an amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2010 to reflect the corrections made in response to this accounting error.

        The effect of the restatement on the Company's previously issued financial statements is as follows:

	As Restated	As Originally Reported	Difference
Condensed Consolidated Balance Sheet:
Derivative Liability	$10,450,642		$10,450,642
Current Liabilities	13,186,156	2,735,514	10,450,642

Convertible Note	330,976	15,000,000	(14,669,024)
Total Long Term Liabilities	772,659	15,441,683	(14,669,024)

Total Liabilities	13,958,815	18,177,197	(4,218,382)

Accumulated Deficit	(26,051,275)	(30,269,657)	4,218,382
Total Stockholders' Deficit	(134,954)	(4,353,336)	4,218,382

Condensed Consolidated Statement of Operations:

Fair value of derivative in excess of debt offering proceeds	(29,792,150)		(29,792,150)
Change in fair value of derivative	34,341,508		34,341,508

Net income (loss available to common stockholders)	2,253,449	(1,964,933)	4,218,382

Net income (loss) per common share
Basic	$.11	$(.09)	$.20
Diluted	$(.05)	$(.09)	$.04

Weighted Average number of common shares outstanding
Basic	20,382,567	20,994,853	(612,286)
Diluted	34,719,514	20,994,853	13,724,661

Note 2 – Liquidity and Financial Condition

        The Company incurred an operating loss of $1,915,018 for the three months ended March 31, 2010. At March 31, 2010, the Company’s accumulated deficit amounted to $26,051,275. During the three months ended March 31, 2010, net cash used in operating activities amounted to $1,119,770. At March 30, 2010, the Company’s working capital amounted to a deficit of $3,143,590, which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of 20,000,000 shares.

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

        The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least October, 2011. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

Note 3 – Summary of Significant Accounting Policies

        Basis of Presentation

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 not misleading. The unaudited condensed consolidated financial statements for the three months ended March 31, 2010, and March 31, 2009 should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008 as contained in the Forms 10K and 10K/A filed on April 16, 2010 and the 10K/A No. 2 filed on December 1, 2010.

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

        The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one or two year contracts and are billed monthly, quarterly, semiannually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $196,856 and $213,674 at March 31, 2010 and December 31, 2009, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

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

        The Company evaluated the carrying amounts of intangible assets as of March 31, 2010 and determined that no impairment charge is necessary.

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

        The table of all of our common stock equivalents is as follows (in thousands):

	March 31,
	2010	2009
Common stock purchase warrants	3,944	0
Stock options	2,290	307
Convertible notes	20,000	0
	26,234	307

        The numerator in the EPS calculation for the three months ended March 31, 2010 gives effect to addbacks of (i) $90,411 of contractual interest expense under our convertible notes, and (ii) $330,976 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $4,549,358 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended March 31, 2010 includes (i) 1,454,630 employee stock options and (ii) 1,221,205 common stock purchase warrants, each with exercises prices that are less than the average share price of $1.91 per share for the three months ended March 31, 2010 and (iii) 11,111,111 shares of common stock underlying the conversion option embedded in our convertible notes described in Note 7.

        The adjustment for employee stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in our notes was calculated using the “if converted” method.

        Stock-Based Compensation

        The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes option pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The Company recorded total stock-based compensation of $538,520 for the three month period ended March 31, 2010, compared to $187,482 for the same period in 2009.

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
Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at March 31, 2010
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$10,450,642			$10,450,642

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

        The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2010 (unaudited)	December 31, 2009
Beginning Balance	$—	$—
Aggregate fair value of derivative issued	44,792,150	—
Change in fair value of derivative included in results of operations	(34,341,508)	—
	—	—
Ending Balance	$10,450,642	$—

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

Network equipment	$118,205
Customer premise equipment	20,150
Subscriber base	51,861
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Obligations to subscribers	(7,607)
Goodwill	287,015
$410,411

        Pro forma financials

        The Company accounted for these business combinations using the acquisition method of accounting. The results of operations for the three months ended March 31, 2010, including the revenues and expenses of these acquired businesses since their respective dates of acquisition.

        The unaudited pro-forma financial results for the three months ended March 31, 2010 and March 31, 2009, combines the historical results of Affinity, LLC with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total revenues	$1,617,329	$1,940,670
Loss from operations	$(1,908,697)	$(738,161)
Net income/(loss) available to common stockholders	$2,259,770	$(998,514)
Net income/(loss) per share, basic	$0.11	$(0.11)
Net income/(loss) per share, diluted	$(0.04)	$(0.11)
Pro forma weighted average shares outstanding, basic	20,996,744	8,828,837
Pro forma weighted average shares outstanding, diluted	43,591,745	8,828,837

Note 5 – Property and Equipment

        Property and equipment consists of the following:

	March 31, 2010	December 31, 2009

Subscriber equipment	$6,260,808	$6,206,078
Fixed wireless tower site equipment	2,990,272	2,816,295
Software and consulting costs	623,202	594,170
Computer and office equipment	532,393	459,089
Vehicles	232,649	242,574
Leasehold improvements	312,100	312,100
	10,951,424	10,630,306
Less: accumulated depreciation	(9,412,491)	(9,015,852)

Property and equipment, net	$1,538,933	$1,614,454

        Depreciation expense for the three months ended March 31, 2010 and March 31, 2009 was $416,064 and $538,946 respectively.

Note 6 – Intangible Assets

        Intangible assets at March 31, 2010 and December 31, 2009, consisted of the following:

Goodwill
Goodwill-December 31, 2009	$1,341,816
Affinity Acquisition Goodwill	287,015
Goodwill-March 31, 2010	$1,628,831

Subscriber Base
Subscriber Base-December 31, 2009	$1,313,415
Affinity Acquisition Subscriber Base	51,861
Subscriber Base-March 31, 2010	$1,365,276
Less accumulated amortization	(1,185,178)
Subscriber Base, net	$180,098

        Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $54,431 and $100,511, respectively.

        Estimated amortization expense for the remainder of 2010 and future fiscal years is as follows:

For the period of April 1, 2010 through December 31, 2010	$78,485
For the years ending December,
2011	45,985
2012	45,359
2013	10,269
$180,098

Note 7 – Notes, Loans and Derivative Liabilities

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

       The Note provides for the conversion at the lesser of (i) $0.75 per share or (ii) the average VWAP for the 40 trading days following the earlier of an ARRA negative funding announcement or September 30, 2010. On March 3, 2010, the Company received a negative funding announcement. The VWAP calculated was $0.83 per share which is greater than $0.75 per share. The fair valuation of the embedded derivative was based upon 20,000,000 preferred shares issued upon a conversion of the Note. The bifurcation of the derivative discounted the Note to $0 to be accreted over five years. Accretion expense recognized for the three month period ended March 31, 2010 was $330,976.

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

        As a result of the above, the Company recorded a derivative liability on February 5, 2010, the commitment date of the transaction, in the amount of $44,792,150 and a corresponding charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the $15,000,000 of proceeds received from the investor in the note transaction. The Company also adjusts the carrying amount the derivative to its fair value at each reporting date with the changes in fair value reported as a component of results of operations under the heading of other income and expense. The fair value of the derivative liability was reduced to $10,450,642 as of March 31, 2010 principally due to reduction in our stock price as of March 31, 2010.

        The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of March 31, 2010 using the Black-Scholes option pricing model with the following assumptions:

Input	February 5, 2010 (Issuance Date)	March 31, 2010 (Reporting Date)
Fair value of common stock	$2.90	$.94
Exercise Price of Option	$.75	$.75
Term (years)	5	4.83
Volatility	55%	55%
Risk Free Interest Rate	2.23%	3.12%
Dividend Yield	0%	0%
Unit fair value	$2.24	$0.52
Shares issuable upon exercise	20,000,000	20,000,000
Aggregate fair value	$44,792,150	$10,450,642

          The Company recorded a net credit of $4,549,358 for the change in fair value of the derivative for the three months ended March 31, 2010, which includes the effects of having recorded (i) the issuance date charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the proceeds in the note transaction and (ii) a subsequent credit of $34,341,508 for the change between the issuance date fair value of the derivative, which amounted to $44,792,150 and the reporting date fair value of the derivative which amounted to $10,450,642. The change in the fair value of the derivative is included in other income and expense in the accompanying condensed consolidated statement of operations for the three month period ended March 31, 2010.

Note 8 - Operating and Capital Leases

        Capital Leases:

        The Company leases equipment from certain parties under various capital leases expiring in 2008 through 2011. The Company has entered into four additional capital leases that total, in aggregate $83,122 in the three months ended March 31, 2010. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2010:

2010	661,713
2011	607,637
2012	55,171
2013	6,909
2014	179
Total minimum lease payments	1,331,609
Less amounts representing interest	(256,203)
1075,406

Less current portion	(700,296)

Long term capital lease obligations	$375,110

          Pursuant to two master lease agreements, the Company has an aggregate lease borrowing limit of that totals $2 million. No funding is available as of March 31, 2010 under these two master lease agreements.

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

For the period of April 1, 2010 through December 31, 2010	$694,633
For the years ending December,
2011	772,079
2012	444,008
2013	235,135
2014	48,391
Thereafter	15,604

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

        Issuances of Common Stock

        During the three month period ended March 31, 2010, 425,851 shares of common stock were issued which includes the following:

        55,556 shares of common stock valued at $123,890 were issued as payment for contractual agreements for professional services on January 4 and February 4, 2010,

        228,774 shares of common stock were issued upon the exercise of common stock purchase warrants.

        Warrants

        A roll-forward of the Company’s common stock purchase warrants for the three months ended March 31, 2010 is as follows:

Outstanding at January 1, 2010	3,936,291
Issued	400,000
Exercised	(228,774)
Cancelled	(150,000)
Expired unexercised	(13,875)
Outstanding at March 31, 2010	3,943,642

        All warrants outstanding are exercisable and feature strike prices ranging from $0.50 to $8.00 per share.

        In February 2010, the Company issued 400,000 common stock purchase warrants to non-employees for services being performed through December 31, 2010. The aggregate grant date fair value of these warrants amounted to $572,247, which is being amortized over the contractual service periods. The Company calculated the grant fair value of these warrants using the Black Scholes option pricing model with the following assumptions: fair value of common stock $2.57, exercise price $1.50, risk free interest rate 2.46%, volatility 55%, dividend yield 0%. The Company recorded $156,068 of stock based compensation expense with respect to these warrants during the three month period ended March 31, 2010, net of 150,000 common stock purchase warrants for which performance conditions were not met.

        Non-employee stock based compensation relating to the issuance of common stock and common stock purchase warrants amounted to $306,464 and none for the three months ended March 31, 2010 and 2009, respectively, which is included as a component of professional fees in the accompanying condensed consolidated statements of operations.

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

        As of December 31, 2009, all 2,440,000 options authorized under the 2007 Plan were outstanding. During the three months ended March 31, 2010, the Company did not grant any options to purchase shares of common stock, pursuant to the 2007 Plan. For the three months ended March 31, 2010, 150,000 options were forfeited. As of March 31, 2010, 2,290,000 options were outstanding and 830,128 are exercisable. Based upon the stock price of $0.94 on March 31, 2010, there are 231,675 options that are exercisable that have a strike price of $0.25. The Company has 1,632,575 stock options outstanding that are exercisable at $0.25 per share. The aggregate intrinsic value amounts to approximately $1,126,000. Such options include 231,675 options currently exercisable at $0.25 per share with an intrinsic value of approximately $160,000. All other exercisable options have a strike price above $0.94.

       Compensation expense recorded for stock options during the three months ended March 31, 2010, amounted to $232,056. The range of strike price for outstanding options is $0.25 to $5.00 and the weighted average strike price is $1.04 per share.

        Unamortized stock compensation expense as of March 31, 2010 amounted to $2,710,882 and is being recognized as compensation expense through August 31, 2013.

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

        On April 1, 2010, upon the satisfaction of certain closing conditions as described in the Ridgeview Tel, LLC Asset Purchase Agreement, we completed the purchase of the assets and assumed certain liabilities. At Closing, as partial consideration for these acquired assets, we issued 150,944 shares of common stock of the Company. The balance of the consideration consists of up to 16,772 shares of common stock, based upon the final calculation of net working capital as described in the RVT Asset Purchase Agreement. The Company has not yet completed the purchase valuation on this acquisition.

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

        Depreciation and Amortization. Depreciation and amortization expenses totaled $470,493 for the three month period ended March 31, 2010, as compared to $639,457 for the three month period ended March 31, 2009, representing a decrease of approximately 26.4%. This decrease was primarily due to fewer new equipment purchases stemming from slower growth during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

        Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $665,274 for the three month period ended March 31, 2010, as compared to $708,186 for the three month period ended March 31, 2009, representing a decrease of approximately 6.1%. The decrease was primarily due to our efforts to reduce costs by improving our tower equipment maintenance process which resulted in fewer tower service repairs, fewer replacement parts purchased and our rationalizing of unnecessary and underperforming transmission sites. This decrease, however, was partially offset by increased tower rent, along with Internet transport and termination expenses from acquired networks.

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

        Other Income and Expense. We incurred other income of $4,168,467 for the three month period ended March 31, 2010, as compared to an expense of $260,353 for the three month period ended March 31, 2009, representing an improvement of 1701.1%. The primary reason for the increase was the derivative accounting of the Cal Cap Note, which included the following non-cash items: $4,529,358 of increase in fair value of derivative instruments and a $330,976 increase in interest expense. If the effects of the derivative accounting were removed, other expense for the three month period ended March 31, 2010 would have totaled $29,914 as compared to an expense of $260,353 for the three months ended March 31, 2009, an improvement of 88.5%. The primary reason for the decrease, 65.9%, resulted from the successful negotiation and settlement of an outstanding trade account payable. The remaining reason for the decrease, 34.1%, was the absence of any interest expense on our subordinated secured notes during the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009, as these subordinated secured notes were satisfied in full on September 30, 2009.

        Net Income (Loss). We had a net income of $2,253,449 for the three month period ended March 31, 2010, as compared to a net loss of $1,022,578 for the three month period ended March 31, 2009, representing an improvement of approximately 320.4%. The primary reason for the increase was non-cash income relating to the fair valued derivative accounting of the Cal Cap Note of $4,549,358 and non-cash interest accretion expense of $330,976. If the effects of the derivative accounting were removed for the three months ended March 31, 2010, the net loss would be $1,964,932, as compared to a net loss of 1,022,578 for the three months ended March 31, 2009, an increase of 92.2%. The majority of this increase, 92.2%, was due to professional fees expenses during the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009. Furthermore, most of these professional fees were incurred in connection with our Round Two ARRA applications. The remaining 7.8% of the increase resulted from higher payroll and marketing expenses, as offset by a reduction in depreciation and network operating costs. Our net loss margin increased by 68 percentage points from a net loss of $1,964,933 for the three month period ended March 31, 2010 as compared to a net loss of $1,022,578 for the three month period ended March 31, 2009. By removing the ARRA stimulus application expenses and non-cash stock compensation expense from payroll and professional fees of $1,162,640 for the three month period ended March 31, 2010, and $187,482 for the three month period ended March 31, 2009, our net loss improved by $32,804. Using the normalized net loss, our net loss margin increased by only 6 percentage points from a total normalized net loss of $802,292 for the three month period ended March 31, 2010 as compared to a normalized net loss of $835,096 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

General

        We incurred an operating loss of $1,195,018 for the three months ended March 31, 2010. At March 31, 2010, our accumulated deficit amounted to $26,051,275. During the three months ended March 31, 2010, net cash used in operating activities amounted to $1,119,770. At March 31, 2010, our working capital amounted to a deficit of $3,143,590, which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of 20,000,000 shares.

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

        We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development through at least October, 2011. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

        Working Capital. As of March 31, 2010, we had negative working capital of $3,143,590 that included a derivative liability balance of $10,450,462. As of March 31, 2009 we had negative working capital $2,237,873.

Item 4 T.	Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: December 7 , 2010	By:	/s/ Jonathan Snyder
Jonathan Snyder
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)