Form 10-Q/A
period 2010-03-31
KeyOn Communications Holdings Inc.
filed 2011-01-13
CIK 1335294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 17, 2010, 21,582,383 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

          This Amendment No. 2 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of KeyOn Communications Holdings, Inc., for the quarter ended March 31, 2010, previously filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original Report”), as amended by Amendment No. 1 to Form 10-Q on Form 10-Q/A filed with the SEC on December 7, 2010 (the “First Amendment” together with the Original Report, the “Form 10-Q”).

          On January 6, 2011, we received a comment letter from the staff of the SEC relating to the staff’s review of the First Amendment. The purpose of this Amendment is to respond to the SEC’s comment letter to provide the conclusions of our Chief Executive Officer and Chief Financial Officer as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Report. The following paragraph amends and restates the first paragraph under the heading “Item 4T. Controls and Procedures” in its entirety:

Item 4 T.	Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Except as set forth above, we have not modified or updated any other disclosure contained in the Form 10-Q. In addition, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the First Amendment.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: January 13, 2011	By:	/s/ Jonathan Snyder
Jonathan Snyder
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2011	By:	/s/ Jonathan Snyder
Jonathan Snyder
Principal Financial Officer