Form 10-K
period 2010-12-31
KeyOn Communications Holdings Inc.
filed 2011-03-30
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(402) 998-4000
(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

YES ☐	NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

As of June 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,649,888. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2011, the Company has 23,768,211 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KEYON COMMUNICATIONS HOLDINGS, INC.

PART I

Forward-Looking Statements

          Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and represent our beliefs, projections and predictions about future events. Words or phrases such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” and “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. You should review carefully the section entitled “Risk Factors” for a discussion of these and other risks that relate to our business. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

          Except as otherwise noted, references to “we,” “us,” or “our” or the “Company” refer to KeyOn Communications Holdings, Inc. and its subsidiaries.

Item 1. Business

Overview

          KeyOn Communications Holdings, Inc. is one of the largest rural wireless broadband providers in the United States. Currently, we have approximately 20,000 subscribers and operate networks covering over 62,000 square miles in 11 states across the Midwestern and Western United States. We have grown through the consolidation of similar companies throughout our target markets as well as organic growth. We primarily focus on providing fixed wireless broadband to rural and other areas of the country that we believe are currently underserved by traditional phone and cable companies. Our current network footprint covers an addressable market of approximately 2.7million people, as well as small to mid-sized businesses.

          Since launching our wireless broadband service in 2003, we have successfully increased our subscriber count and, based on both subscribers and revenue, we believe that we are the third largest wireless broadband company in the United States.1 To date, we have completed and successfully integrated thirteen acquisitions, and are in active discussions with other candidates located in markets adjacent to the Company’s existing network footprint. Our acquisition strategy allows us to rapidly grow our subscriber base while expanding our earnings through operating expense reductions and other synergies achieved in integration.

1 Broadband Wireless Exchange Magazine Website (www.bbwexchange.com/wireless_isp/)

          As a complement to our organic growth strategy, we received an award under the American Recovery and Reinvestment Act of 2009 (“ARRA”), specifically, Round Two of the Broadband Initiatives Program (“BIP”) administered by the Rural Utilities Service (“RUS”). This federal program allocated $2.5 billion for broadband infrastructure in rural markets and created a new opportunity for us to access federal grants and loans for the build-out of next-generation wireless networks in eligible markets. On September 13, 2010, we were announced as a $10.2 million award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents.

          We offer residential and business subscribers a simple, reliable and affordable broadband service that compares favorably to traditional broadband technologies such as cable modem, Digital Subscriber Line (“DSL”) or satellite. We leverage our wireless broadband technology which we believe allows our service to cover a geographic market for a fraction of the cost of other competing broadband technologies. In addition to our broadband services, we also sell voice over Internet protocol (“VoIP”) and video services through our national reseller agreement with DISH Network Corporation. We plan to actively explore either an acquisition or partnership to further our VoIP strategy.

          We are able to deliver broadband services at competitive prices to communities that we believe are ignored or underserved by traditional phone and cable companies. Generally, our markets are rural locations with populations of less than 50,000 that often lack the communications infrastructure to supply broadband access. In rural markets, broadband penetration is only 50% compared to 70% of households in urban and suburban markets, respectively.2 We believe that the lower broadband penetration rate in rural areas compared to urban and suburban areas is driven primarily by the technical limitations and the increased cost of providing broadband over traditional terrestrial networks in less densely populated areas. As a result, we believe there is a significant addressable market that is not currently being targeted by competing broadband service providers.

          We believe our use of a sophisticated Operations Support Software (“OSS”) provides us with a scalable operating platform used in the overall management and in all customer functions of our networks. By centralizing operations in our Network Operations Center (“NOC”), including our OSS, and by decentralizing management around market clusters, we believe we are able to achieve operating costs that are significantly below our competitors. Further, by expanding into adjacent markets, new markets or introducing new services, we are able to leverage our existing network investments to improve economic returns. We believe we can significantly improve our growth opportunities while achieving positive net earnings through:

•	strategic acquisitions of wireless broadband companies that complement our market footprint;

•	“Greenfield” network builds in new, strategic markets, including participation in the American Recovery and Reinvestment Act of 2009;

•	contiguous market deployments combined with organic growth within our existing footprint;

•	offering our subscribers bundled and additional services, such as satellite video and VoIP, to further increase our average revenue per user (“ARPU”); and

•

the strategic introduction of next generation networks, including fourth generation (4G) Worldwide Interoperability for Microwave Access (“WiMAX”), that also provide advanced services (“4G WiMAX”) such as nomadic or mobile data and video.

          We achieved numerous milestones during 2010 including revenue and subscriber growth, strategic acquisitions, commercial deployment of 4G WiMAX networks, and consolidation of internal systems which helped create greater efficiencies in both operations and accounting.

2 Pew Internet & American Life Project, Home Broadband, August 2010

•

In February 2010, we raised $15 million through the issuance of a secured convertible promissory note which was the Company’s largest single financing in its history. This financing provided us with sufficient capital to pursue growth and other strategic initiatives in 2010 and allowed for the repayment of a $4 million loan.

•	On September 13, 2010, we were announced as a recipient of a $10.2 million federal stimulus award to build 4G WiMAX networks throughout rural Nevada.

•	We completed six acquisitions in 2010 under our Rural UniFi acquisition program.

•

We launched commercial 4G WiMAX deployments in Pahrump, Nevada and constructed 8 additional 4G WiMAX markets in Nebraska that became commercially operational in the first quarter of 2011. In Pahrump, based upon only seven full months of offering 4G WiMAX, we achieved penetration rates in excess of 5% of the total households. Furthermore, prior to launching 4G WiMAX, the average revenue per user (“ARPU”) for the market was approximately $32.17 per month. As of the end of February 2011, the ARPU for 4G WiMAX subscribers increased to $38.61 per month, an increase of approximately 20%.

Subscriber Growth Through Acquisitions

          We believe we can take advantage of growing subscribers and operations scale by continuing to acquire wireless broadband subscriber bases together with their network assets, thus creating a highly profitable and valuable communications company. The wireless broadband industry is highly fragmented, comprised of thousands of potential acquisition targets in and around our market areas. These targets represent an opportunity to grow revenues and expand our operating margins and resulted in our launch of the Rural UniFi Program, a comprehensive acquisition initiative focused on rural wireless broadband companies operating in and around our current and future markets.

          We have completed thirteen acquisitions, including nine from December 2009 through today under Rural UniFi. Included among these acquisitions is the purchase of substantially all of the assets of the wireless Internet service provider business of Dynamic Broadband Corporation. In consideration for the purchase of these assets, we issued 2,037,574 shares of common stock with a value of $1,528,182 on the date of closing and assumed liabilities of approximately $381,000, for a total purchase price of $1,909,181. We believe we have access to proprietary deal flow and have developed an efficient process of negotiating and structuring purchases, managing due diligence and integrating the operations of acquired companies. Upon the completion of acquisitions, we anticipate deriving higher margins than previous ownership through the elimination of duplicative overhead costs and infusing the necessary capital to grow the customer base. We are able to realize these synergies in the integration of acquisition targets through:

•	Centralizing operations and customer support at our NOC which enables remote monitoring and diagnostics;

•	Generating scale economies in purchasing termination/access loops and capital equipment;

•	Rationalizing expenses in areas of management, network and customer support and general and administrative; and

•	Leveraging our marketing initiatives, such as our network of resellers and targeted direct marketing, to attempt to increase the rate of subscriber and revenue growth.

Broadband Stimulus Opportunities under the American Recovery and Reinvestment Act of 2009

          The ARRA allocated $7.2 billion for the deployment of broadband infrastructure. Under ARRA, the RUS was charged with providing $2.5 billion in grants and loans through its Broadband Initiatives Program (BIP), so long as 75% of the area to be served is a rural area without sufficient access to broadband. The Company viewed the passage of ARRA and the broadband funding components as further evidence of the market opportunity that the Company seeks to address.

          We believed that our existing base of operations, business strategy and ability to deploy networks quickly made us an ideal candidate for participation in the funding. In addition, the Company had submitted comments to the relevant federal agencies on November 30, 2009 based upon a Request for Information published by the Federal Communications Commission (“FCC”), to help shape the rules for the second and final Notice of Funds Available (“NOFA”) (issued on January 15, 2010).

          On September 13, 2010, we were announced as a $10.2 million Round Two BIP award winner to deliver 4G WiMAX throughout rural Nevada. We expect to contribute approximately $2 million in matching funds during the project’s construction. The RUS award makes it possible for us to provide 4G WiMAX broadband services where it is otherwise not economically feasible to do so based on the high cost to deploy communications facilities in sparsely populated rural markets. The government funding allows us to build 4G WiMAX networks in almost 40 communities throughout rural Nevada. Pursuant to the project’s design, we will make 4G WiMAX, last-mile wireless broadband access and VoIP services available to approximately 93,000 people, 5,522 businesses and 849 critical community facilities in qualified rural communities throughout Nevada under Round Two of the BIP. We anticipate commencing our project in the second quarter of 2011 and will be substantially complete within two years. Although we are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award, we cannot provide any assurances as to the timing of the funding of the award or whether we will ultimately receive it. By accepting the loan and grant funds, KeyOn also agreed to certain long-term conditions. The RUS will have a continued interest (in the form of a retained security interest) in the assets over their economic life, which is expected to be up to 12 years. In the event of default of the award documents, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of KeyOn, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be unreasonably withheld.

Current Markets Served and Organic Growth

          We operate primarily in markets with populations of generally less than 50,000. We currently offer our broadband services to residential and business subscribers in a market footprint covering over 62,000 square miles in the following 11 Midwestern and Western states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota and Texas. We estimate that our existing footprint covers approximately 2.7 million people, as well as small to mid-sized businesses in these areas.

          We believe that marketing efforts at the local level create a competitive advantage by creating awareness of our brand while strengthening the connection to our communities. Our multi-pronged sales and marketing approach leverages our local presence and focuses on establishing strong distribution channels in each market. Direct marketing efforts include print and door hangers in addition to working with businesses and community groups at the local level to promote brand and service awareness. Additionally, we work with distribution partners, such as satellite television providers, to offer bundled services within our markets.

          Since the beginning of 2006, we have experienced an average annualized subscriber growth rate of approximately 32% with that growth coming from both organic marketing activities and acquisitions. Additionally, we have achieved a low average monthly churn of approximately 1.7% in 2010, which we believe is a combined result of our subscribers’ satisfaction with our service combined with the limited competition in certain of our markets.

Rural Market Opportunity

          Within the United States, rural areas have an overall lower Internet penetration rate, and substantially less access to broadband, than the more densely populated urban and suburban areas. Although broadband adoption has experienced growth in the past, broadband penetration rates in rural markets are still below those of urban and suburban markets. While urban and suburban markets have reached broadband penetration rates of 70%, rural market penetration totals only 50%.3 Importantly, since 2006 rural market penetration grew at a compound annual growth rate of 20% while non-rural compound annual growth rates grew at only 12%.4 We believe that the growth of rural broadband penetration can be attributed to an increasing number of small, wireless broadband companies that serve the needs of their communities.

          One of the primary reasons for the lagging penetration rate in rural areas is the lack of infrastructure or access to broadband, rather than lack of demand for a broadband connection.5 We believe that this substantially lower penetration rate of broadband in rural markets, or what has been termed the “Digital Divide”, demonstrates that many rural households with Internet access still utilize analog dial-up connections for Internet access. As a result, we believe there is a significant market opportunity that is not currently being met by traditional phone and cable providers.

          We believe that the lower broadband penetration rate in rural versus urban and suburban areas is driven primarily by the technical limitations and high cost of providing broadband over terrestrial-based networks in less densely populated areas. DSL service suffers from distance limitations in less populated areas, and DSL equipment and cable plant upgrades both involve significant upfront capital to deploy their service that is rarely justified in less densely populated rural markets. As a result, there may still be areas that will not be served by cable or DSL at any time in the near future.6 These limitations have generally discouraged broadband deployments and have caused incumbent phone and cable companies to maintain high prices for broadband in the small and rural markets where they offer these services. Where broadband has been deployed, rural areas have experienced rapid growth in home broadband uptake, and in the past three years the gap between rural and non-rural in-home broadband adoption, though still substantial, has narrowed.

          In February 2011, President Obama released the President’s Wireless Innovation and Infrastructure Initiative, including the goal of delivering 4G wireless technology to at least 98% of all Americans within five years. The President’s initiative supports a one-time investment of $5 billion and the reform of the Universal Service Fund managed by the FCC to ensure that rural Americans not only have access to 4G technologies, but also access to applications supported by advanced wireless services to catalyze economic growth. Although this initiative is in its infancy, it is another example of the market opportunity to deliver 4G wireless services to rural markets.

Service Offerings

          Broadband

          We provide broadband to homes and businesses for a flat monthly rate under service agreements for either annual or two-year contracts. These services are generally billed monthly, quarterly or annually in advance.

          DISH Network

                    We began offering video services as a reseller of DISH Network Corporation in November 2007. By selling and installing DISH Network video services directly (as opposed to through our indirect dealer network) to its subscribers, We receive marketing dollars, installation and activation fees and a nominal monthly recurring revenue fee, provided the end-user remains a DISH customer for over one year. We do not collect any revenue directly from its end-users under the terms of this agreement.

3 Pew Internet & American Life Project, Home Broadband, August 2010
4 Pew Internet & American Life Project, Home Broadband Adoption, June 2009
5 United States Government Accountability Office, Telecommunications, May 2006 and Pew Internet & American Life Project, Home Broadband Adoption 2006
6 Frost & Sullivan, Satellite and its Place Amongst Competing Broadband Technologies 2005

WiMAX Deployments

          Our wireless broadband service today is provided to subscribers primarily over unlicensed spectrum in the 2.4 GHz band. However, beginning in 2010 we introduced 4G WiMAX networks in certain markets in Nevada and Nebraska. WiMAX is an international network technology standard that provides efficient use of spectrum, interoperability of manufacturers’ equipment, high-bandwidth throughput and self-installation by end users. With more than 600 deployments, and over 213 devices and 61 base stations certified, the worldwide WiMAX industry accounted for over 13 million subscribers at the end of 2010. Additionally, research firm Maravedis predicts that broadband wireless access/WiMAX subscriber base to reach 18.5 million by the end of 2011.7

          In November of 2007, we were awarded a non-exclusive license to operate in the 3.65GHz spectrum band. In 2008 we launched a 4G WiMAX pilot in our Pahrump, Nevada market to confirm the viability of fixed and nomadic broadband wireless services using 4G WiMAX technology in the 3.65 GHz band. Having successfully completed the pilot, we completed commercial deployment in July 2010 to provide increased data rates to our customers.

          Since August 2010, we achieved penetration rates in excess of 5% of the total households. Furthermore, prior to launching 4G WiMAX, the ARPU for the market was approximately $32.17 per month. As of the end of February 2011, the ARPU for 4G WiMAX subscribers increased to $38.61 per month, an increase of approximately 20%. We believe this revenue growth evidences the robust demand from our subscriber base for advanced wireless services and faster data rate plans at a premium price. As a result of our success in Pahrump, Nevada, in December 2010, we began deploying eight additional WiMAX sites in certain rural Nebraska markets. Although we only recently launched commercial services, we believe that we can anticipate similar results in terms of penetration and ARPU growth.

          By using WiMAX-based equipment in conjunction with our existing fixed-wireless networks, we expect to create a superior service offering, including nomadic or portable data services. The advantages of deploying WiMAX technology based on a global standard, include higher data speeds, greater spectral efficiency, advanced nomadic services with self-installation features, global economies of scale and forward compatibility with the mobile WiMAX (802.16 (e)) standard. In addition, with the certification of network standards and profiles to standards, network equipment costs should continue to decrease. The resulting interoperability of hardware will not only accelerate downward pricing, but will also afford service providers greater vendor selection and potential roaming revenues.

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

•

Requiring operators to register locations with the FCC creates an orderly process to manage interference, should multiple operators want to access the spectrum. Additionally, when utilizing the upper portion of the 3.65 GHz, spectrum, operators’ networks are required to talk with each other to eliminate any interference; and,

•	3.5 GHz band is already being used in other countries and requires relatively little customization for deployment in the United States; and

•	Current federal regulations afford operators the ability to use an internationally-deployed, standards-based technology protocol such as WiMAX.

7 Maravedis, press release dated March 14, 2011

Competition

          In the United States, the broadband access market has evolved as a duopoly between cable and telephone companies. We believe that rural markets have much less competition than urban markets, given the relatively high cost to deploy traditional networks in less densely populated areas. However, we are not the only provider of broadband services in our markets. We face competition from cable operators that offer broadband over cable networks, incumbent local exchange carriers, or ILECs, that offer DSL, satellite operators, wireless broadband service providers and mobile cellular operators. We compete with these companies on the basis of availability, price, speed and portability of the services. Specifically, our competitors include the following:

Incumbent Local Exchange Carrier and Cable Companies

          We face competition from ILECs in our small markets in the Midwestern and Western United States. In particular, we generally face competition from companies such as Qwest Communications International Inc., AT&T Inc. (“AT&T”) and smaller regional or local phone companies. If the market has a significant population density (35,000 - 50,000+), the larger ILECs have typically deployed DSL in at least one central office (“CO”) in the market. DSL deployments by smaller regional and local phone companies vary; however, we believe that all providers of DSL are restricted by DSL’s physical distance limitations.

          Cable operators typically deploy a hybrid fiber-COAX, a combination of fiber optic and coaxial cable, in order to offer broadband through a cable modem service. In markets with a population of 35,000-50,000 or more, cable modem service is often available to most households, with somewhat less availability to businesses. In these markets, we compete against large cable providers such as Cox Communications, Inc. and smaller, regional cable providers, such as Cable ONE, Inc. and Mediacom Communications Corporation.

Wireless Broadband Service Providers

          We also face competition from other wireless broadband providers that use unlicensed or licensed spectrum. For example, there may be a locally owned “mom and pop” wireless broadband operators present in the market offering local services. We believe that most of these operators lack the operating scale and thus are burdened with significant costs or inefficient operations.

          Wireless broadband competition may also come from local governments, universities, and municipalities that provide “WiFi” networks over unlicensed spectrum. These services are occasionally characterized as public-private partnerships and may be partially subsidized. In some cases, they are offered to subscribers at no cost at all. Additionally, Cablevision Systems Corporation and Time Warner Cable, Inc. (“Time Warner”) began offering WiFi to their existing cable-modem broadband customers throughout parts of their cable network footprint.

          In addition, Clearwire Corporation (“Clearwire”) offers wireless high speed Internet access utilizing 4G WiMAX technology to approximately 110 million people in major metropolitan markets including Chicago, New York, Baltimore, Atlanta, Philadelphia, Las Vegas, and Houston, among others. In terms of both domestic deployments and subscribers, Clearwire is the largest company providing 4G WiMAX data services. Clearwire is focused primarily on larger population centers, underscoring the significant market opportunity available to the Company in serving underserved rural markets. Clearwire has wholesale partners including mobile carrier Sprint Nextel Corporation and Multiple System Operators (“MSOs”) Comcast Corporation, Time Warner and BrightHouse Networks, all of whom resell 4G WiMax services over the Clearwire network.

Satellite

          Satellite providers such as WildBlue Communications, LLC (a subsidiary of ViaSat, Inc.) and Hughes Network Systems, LLC also offer broadband data services in rural and underserved markets. Although satellite has the capability to serve a large geographic area, the service levels can be impaired by the distance the signal travels to and from the satellite. Communication delays, or latency, can significantly inhibit satellite providers’ ability to offer advanced services, such as voice over Internet Protocol (VoIP) and online gaming. We believe that satellite broadband remains a broadband access service of last resort, due to its inherent latency and high price for equipment and service. We believe that our services can be provided to our target customers more efficiently and at more competitive prices than satellite broadband services and as a result, satellite broadband services do not compete effectively with our fixed wireless broadband services.

          In 2010, LightSquared Subsidiary, LLC (“LightSquared”) formally announced its business plan to create a Greenfield, nationwide 4G wireless broadband network integrated with satellite coverage utilizing approximately 59GHz of nationwide ancillary terrestrial component (“ATC”) spectrum. LightSquared is attempting to be a wholesale-only integrated wireless broadband and satellite network. Although LightSquared has no terrestrial 4G networks in commercial operation and only recently announced any of its distribution partners, we believe that LightSquared could be complementary to our rural market focus. As a result of LightSquared’s “wholesale-only” model, we do not believe it represents a competitive threat, but rather a partnership opportunity. LightSquared plans to launch commercial services in the third quarter of 2011.

Long-Term Evolution, Cellular and PCS Services

          Many of the major mobile wireless carriers offer higher data rate access plans, but these plans are either restricted to larger urban and suburban markets or the actual data transfer rate can be significantly less than our fixed broadband services. However, wireless carriers continue to expand their network coverage, allowing advanced data services to be offered to a broader subscriber base. Also, wireless carriers have continued to leverage data services by offering personal computer data card devices and providing customers with wireless access to the Internet. Emerging technologies, such as long-term evolution (LTE), will also play a role in the evolving broadband services market. The LTE standard has emerged as the preferred choice for most existing cellular operators and should serve as the dominant technology platform for mobile broadband services.

          In the United States, MetroPCS Communications, Inc. (“MetroPCS”) was the first mobile provider to offer 4G LTE services with its initial launch in September of 2010. MetroPCS has since expanded to markets such as Boston, Philadelphia, San Francisco and New York. MetroPCS specializes in offering flat-rate, no annual contract services to customers in some of the United States’ largest metropolitan markets. AT&T began LTE trials in 2010, and has stated that its initial commercial deployments will occur in mid-2011. The largest LTE deployment in the United States to date is from Verizon Wireless. Verizon Wireless commercially launched its LTE network on December 5, 2010. The network has been launched in 38 cities covering approximately 110 million people. Major cities include San Francisco, Boston, Chicago and Miami with nationwide coverage planned by 2011, and a full 3G to 4G upgrade by the end of 2013. Finally, Verizon Wireless has partnered with a few rural wireless providers to deliver 4G LTE over 700 MHz spectrum that it owns. Despite the announcement of these partnerships, there have been no rural 4G LTE deployments to date. As the LTE standard continues to develop and the ecosystem grows, we believe that these nationwide players will continue to focus their deployments on larger metropolitan markets, and 4G LTE from these nationwide providers in rural markets will remain in the future.

Corporate History

          We were organized in the State of Delaware on September 9, 2004 under the name Grant Enterprises, Inc., and became a public shell company, as defined by the Securities and Exchange Commission (the “SEC”). On August 9, 2007, our wholly-owned subsidiary merged with and into a private company, KeyOn Communications, Inc., with KeyOn Communications, Inc. being the surviving company. Upon closing of the merger, we discontinued our former business and succeeded to the business of KeyOn Communications Inc. as our sole line of business. At the same time, we also changed our name from Grant Enterprises, Inc. to KeyOn Communications Holdings, Inc.

Regulatory Matters

          Wireless broadband services are subject to regulation by the FCC. At the federal level, the FCC has jurisdiction over wireless transmissions over the electromagnetic spectrum, all interstate and foreign telecommunications services, and many aspects of intrastate telecommunications. State regulatory commissions have jurisdiction over many aspects of intrastate telecommunications. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits.

Telecommunications Regulation

          Our wireless broadband networks can be used to provide Internet access service, interconnected VoIP service and virtual private networks (“VPNs”).

          The FCC has classified Internet access service as an interstate information service that is subject to regulation under Title I of the Communications Act of 1934, as amended, (the “Communications Act”). Accordingly, most regulations that apply to telephone companies and other common carriers under Title II of the Communications Act do not apply to our wireless broadband Internet access service. For example, we are not required to file tariffs with the FCC, setting forth the rates, terms, and conditions of our Internet access service.

          The FCC has been conducting proceedings to address all types of Internet protocol-enabled services, including Internet access service and interconnected VoIP service, and to consider what regulations, if any, should be applied to such services, as use of broadband services becomes more widespread. A number of regulations have been imposed on both broadband Internet access and interconnected VoIP service providers. Some of the more significant regulations are discussed below.

          In June 2005, the FCC adopted the first set of regulations in a comprehensive Internet protocol-enabled proceeding, imposing enhanced 911-related requirements on interconnected VoIP service providers as a condition of offering VoIP service to consumers. The FCC defined “interconnected VoIP service” as voice service that:

•	enables real-time, two-way voice communications;

•	requires a broadband connection from the user’s location;

•	requires Internet protocol-compatible customer premises equipment; and

•	permits users generally to receive calls that originate on and terminate to the public switched telephone network.

          Effective November 28, 2005, all interconnected VoIP providers are required to transmit, through the wireline network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point that is capable of receiving and processing that information. In addition, all interconnected VoIP providers must have a process to obtain a subscriber’s registered location prior to activating service, and must allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to prominently and in plain English advise subscribers of the manner in which dialing 911 using VoIP service is different from dialing 911 service using traditional telephone service, and to provide warning labels with VoIP equipment. Rulemaking proceedings are pending before the FCC considering whether to impose additional 911-related obligations on interconnected VoIP providers.

          Interconnected VoIP providers are also required to transmit toll free 711 calls to appropriate telecommunications relay service providers for the deaf, and to ensure that their services are accessible to individuals with disabilities, to the extent readily achievable.

          On August 5, 2005, the FCC adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to the Communications Assistance for Law Enforcement Act (CALEA), which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks. The FCC required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA requirements by May 14, 2007. On May 3, 2006, the FCC adopted an additional Order addressing CALEA compliance obligations of these providers, that concluded, among other things, that interconnected VoIP providers may use certain third parties to satisfy CALEA obligations.

          On June 27, 2006, the FCC released an Order addressing USF contribution obligations of interconnected VoIP service providers. The FCC amended the USF rules to require providers of interconnected VoIP service to contribute to the USF under the existing contribution methodology. Interconnected VoIP providers must contribute a fee to the USF that is based on interstate and international end-user telecommunications revenues. The proposed USF fee rate for the first quarter of 2011 is 15.5% of gross revenues derived from providing interstate and international telecommunications or interconnected VoIP to end users. Service providers are exempt from USF contributions if their total annual contributions would be “de minimis” (i.e. less than $10,000). VoIP providers that cannot otherwise determine what percentage of their revenues are from interstate and international service may use a safe harbor of 64.9%. Beginning in late 2007, similar fees used to support interstate telecommunications relay service providers and the administration of numbering resources, number portability, and the costs of FCC regulation also apply to interconnected VoIP providers.

          All interconnected VoIP providers must file a FCC Form 499-A with the FCC for registration purposes even if they qualify for the de minimis exemption for USF contribution purposes. Interconnected VoIP service also may be subject to state and local taxation. Providers of Internet access are not currently required to contribute to universal service.

          In an April 2, 2007 decision, the FCC determined that interconnected VoIP providers should be subject to its rules implementing Section 222(c) of the Communications Act, which governs telecommunications carriers’ use of customer proprietary network information, (“CPNI”). CPNI is customer-specific information derived from providing telecommunications service, including call detail and caller location information. FCC rules permit carriers and interconnected VoIP providers to use CPNI to market the services they already provide to customers, and for limited service-related and fraud prevention purposes, without prior customer approval. Service providers, either themselves or through agents, may use CPNI to market other communications-related services through “opt-out” consent such that the service provider may use CPNI unless the customer affirmatively instructs the service provider otherwise. All other uses or third party disclosures of CPNI, including any use of location information, requires “opt-in” approval whereby a service provider may not use or disclose CPNI without the customer’s express affirmative permission. The FCC rules also require that carriers and interconnected VoIP providers implement personnel, network and related safeguards to protect CPNI from unauthorized third party disclosure, notify law enforcement and customers of breaches of these safeguards, and certify their compliance to the FCC annually. Providers of Internet access are not currently subject to CPNI rules, but the FCC is considering whether to impose such requirements in a pending rulemaking proceeding.

          In 2008, the FCC amended its rules to require that interconnected VoIP providers provide prior notification to customers of service discontinuances, and to notify the FCC and apply for approval to discontinue service. As a general rule, interconnected VoIP providers may discontinue service on the 31st day after filing the application with the FCC, unless the FCC notifies the provider otherwise.

          In December 2010, the FCC adopted so-called “net neutrality” or “open Internet” rules that require Internet Service Providers (“ISPs”) to publicly disclose accurate information regarding their network management practices, performance, and commercial terms of their broadband Internet access services sufficient for consumers to make informed choices regarding use of such services and for content, application, service, and device providers to develop, market, and maintain Internet offerings. In addition, ISPs providing a fixed service may not block consumers from accessing lawful content, applications, or services, or from attaching non-harmful devices. However, this ban is subject to an ISPs reasonable network management. In addition, a fixed ISP may not unreasonably discriminate in transmitting lawful network traffic over a consumer’s broadband Internet access service, again subject to an ISP’s reasonable network management. The FCC has declared that it likely would not be reasonable network management for an ISP to charge application or service providers for “premium” or “fast lane” access to consumers (as distinct from “specialized” or “managed” services, which are permitted). These rules are expected to become effective in June or July 2011, at the earliest. However, litigation is pending before the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC’s authority to adopt these rules and legislation is pending before the U.S. House of Representatives and the Senate to overturn the rules pursuant to the Congressional Review Act. We cannot predict whether the rules will go into effect as adopted, or whether changes will be required pursuant to the litigation, other Congressional action, or FCC reconsideration.

          Internet access providers are also currently subject to generally applicable state consumer protection laws and generally applicable Federal Trade Commission consumer protection rules.

          Broadband Internet-related and Internet protocol-services regulatory policies are continuing to develop, and it is possible that our broadband Internet access and VoIP services could be subject to additional regulations in the future. For example, as part of the National Broadband Plan to ensure that every American has “access to broadband capability,” the FCC initiated a proceeding on February 9, 2011, in which it seeks comment on, inter alia, whether to adopt rules whereby universal service fund contributions would support broadband service. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

          The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On June 7, 2007, the FCC issued a Memorandum Opinion and Order regarding rules for the 3.650-3.700 GHz spectrum band. Currently, this band is allocated for use to an unlimited number of operators pursuant to a link registration process. Similarly, the FCC has modified regulation in the 2.5 GHz Broadband Radio Service/Educational Broadband Service (“BRS/EBS”) spectrum band and, from time to time, can modify or change spectrum allocations pursuant to rulemaking proceedings. We believe that the FCC and the current administration is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans.

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

Internet Taxation

          The Internet Tax Freedom Act of 1998 imposed a temporary moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Congress has twice extended the Internet Tax Freedom Act moratorium, which is currently effective until November 1, 2014. States that taxed Internet access prior to October 1998 may continue to do so. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested on a variety of bases. However, state tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of providing Internet services, which could, in turn, materially adversely affect our business.

Employees

          As of March 18, 2011, we had 86 total employees. All of these employees are full-time employees and approximately, 17 serve in customer service and support positions, 53 serve as network engineers and field technicians, 10 serve in accounting, administrative and executive positions and 6 serve in sales and marketing positions. None of our employees is subject to a collective bargaining agreement.

Item 1A. Risk Factors

Risks Relating to our Business

          We may be unable to successfully execute on either our acquisition strategy or organic growth strategy, both of which we depend upon to drive the growth of our subscriber base.

          In order to successfully execute on both our acquisition strategy and organic growth strategy, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to successfully negotiate with potential acquisition targets, including the targets’ willingness to accept consideration such as cash, debt, our common stock or a combination thereof;

•	our ability to acquire companies or their assets at purchase prices that are consistent with our targeted returns;

•	our ability to successfully integrate the companies we acquire, which could result in increased costs, additional subscriber churn or damage to an existing or acquired brand;

•	the ability of our equipment, equipment suppliers or third-party service providers to perform as we expect;

•	our ability to further penetrate our existing markets and contribute to the organic growth of our subscriber base;

•	our ability to differentiate our services from those offered by our competitors in the markets we serve;

•	our ability to obtain both network and customer premise equipment, which we currently receive from third parties;

•	our ability to attract and retain qualified personnel;

•	equipment failure or interruption of service, which could adversely affect our reputation and our relations with customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

          Our failure to adequately address any one or more of the above factors could have a significant adverse impact on our ability to implement our business plan with respect to our acquisition strategy and organic growth plans, as well as our ability to pursue other opportunities that arise.

          Any of our acquisitions could result in integration difficulties that could lead to substantial costs, delays or other operational or financial difficulties.

          We seek to expand by acquiring businesses, including those in our current or new geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to face competition for acquisitions, which may limit the number of acquisition opportunities available and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, such acquisitions involve a number of other risks, including:

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

          Subscriber dissatisfaction with, or performance problems of, a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing the business.

          We have a history of operating losses and expect to continue suffering losses in the foreseeable future.

          We have incurred losses since we launched in 2002. Moreover, in each of 2010 and 2009, we recorded operating losses of $7,098,103 and $4,669,206 respectively. We cannot anticipate when, if ever, our operations will become profitable. We may incur net losses as we integrate acquisitions, introduce new network equipment, increase our marketing for organic subscriber growth and pursue other aspects of its business strategy.

          We may experience difficulties in maintaining our existing network, as well as in constructing, upgrading and introducing new technologies, such as WiMAX, into networks, which could adversely affect customer satisfaction, increase subscriber churn and reduce our revenues.

          Our success depends on providing affordable and reliable broadband access, as well as related services. If the number of subscribers using our network and the complexity of our services increase, we will require more infrastructure, network and customer service resources to maintain the quality of our services. Consequently, we may be required to make substantial investments to construct and improve our facilities and equipment and to upgrade our technology and network infrastructure. This is particularly true in connection with the WiMAX networks we intend to deploy. If we do not implement these developments and network upgrades successfully, or if we experience inefficiencies, operational failures, or unforeseen costs during implementation, the quality of our services could decline.

          We may experience quality deficiencies, cost overruns and delays in implementing our network improvements and expansion, in maintenance and upgrade projects, including slower than anticipated technology migrations. In addition, we typically are required to obtain rights from land, building or tower owners to install its antennae and other equipment to provide services to our subscribers. We may not be able to obtain, on terms that are acceptable, or at all, the rights necessary to construct our network and expand our services.

          We also face challenges in managing and operating our networks. These challenges include operating, maintaining and upgrading network and customer premises equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of our business, while providing reliable network service at expected speeds and quality. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs and decrease our revenues.

          We utilize primarily unlicensed spectrum, which is subject to intense competition, low barriers of entry and potential interference from multiple competing users.

          We presently utilize primarily unlicensed spectrum in connection with our broadband service offerings. While unlicensed spectrum is regulated by the FCC, it is available to multiple simultaneous users and may be subject to interference, which may reduce the quality of the service provided to our subscribers. The availability of unlicensed spectrum is limited and others do not need to obtain permits or licenses to utilize the same unlicensed spectrum that we currently or may in the future utilize, threatening our ability to reliably deliver services. We also hold a nationwide license in the “lightly-licensed” 3.65GHz band. This band affords greater protection than some of the unlicensed bands that we utilize, but is still available to multiple simultaneous users.

          Unlicensed spectrum becomes impractical to use in certain markets and the we are required to obtain and maintain rights to use licensed spectrum in those markets which could negatively impact our ability to execute our business strategy. To the extent we secure licensed spectrum, we face increased operational costs and greater regulatory scrutiny.

          In certain markets, we intend to provide mobile or nomadic service by using technologies such as WiMAX and licensed spectrum. If unlicensed spectrum bands, are insufficient to use for the deployment of such services, we may need to secure and maintain sufficient rights to use licensed spectrum by obtaining licenses or long-term leases in those markets. Obtaining licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of management resources, and may require us to incur significant indebtedness or secure additional capital. We may not be successful in our efforts to secure spectrum acquisition financing or be able to acquire, lease or maintain, either from third parties or through a licensed spectrum auction, the spectrum necessary to execute our strategy.

          Licensed spectrum, whether owned or leased, poses additional risks, including:

•	adverse changes to regulations governing spectrum rights;

•	the risk that spectrum acquired or leased will not be commercially usable or free of damaging interference from licensed or unlicensed operators in the same or adjacent bands;

•	failure of the FCC or other regulators to renew spectrum licenses as they expire;

•	inability to satisfy build-out or service deployment requirements upon which spectrum licenses or leases are, or may be, conditioned;

•	increases in spectrum acquisition costs;

•	uncertainty in obtaining the equipment required to use the licensed spectrum;

•	increases in capital expenses associated with equipment required to utilize the licensed spectrum;

•	contractual disputes with, or the bankruptcy or other reorganization of license holders, which could adversely affect control over the spectrum subject to such licenses.

          Depending upon the geographic market, some of our competitors are better established and have significantly greater engineering, sales and marketing resources, which may make it difficult to attract and retain subscribers.

          As a general matter, the market for broadband and related services is highly competitive, and we may compete with other companies in our markets. Some of these competitors are well established with larger and better-developed networks and support systems, longer-standing relationships with customers, greater name recognition and greater financial, technical and marketing resources than we have. As a result, our competitors may reduce the prices of their services significantly or may offer broadband connectivity packaged with other services. We may not be able to reduce our prices or otherwise combine our services with other services, which may make it more difficult to attract and retain subscribers.

          Our competitors include:

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

          Additionally, as a result of the broadband funding initiatives of ARRA, as well as potential changes resulting from the National Broadband Plan such as Universal Service Reform, existing and prospective competitors who receive an award or are positively impacted by other government initiatives could have greater financial resources and adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if ours services prove to be attractive in our target markets. This competition may make it difficult for us to attract and retain subscribers.

          We rely on third party sales representatives to assist in selling our services, and the failure of these representatives to perform as expected could reduce our future sales.

          We sell our services to some of our customers through third party sales representatives. However, our relationships with some of these third party sales representatives are relatively new and we are unable to predict the extent to which our third party sales representatives will be successful in marketing and selling our services. Moreover, many of our third party sales representatives also market and sell competing products. Our third party sales representatives may terminate their relationships with us at any time, or with short notice and may give greater attention to the products sold by our competitors. Our future performance will also depend, in part, on our ability to attract additional third party sales representatives that will be able to market our services effectively, especially in markets in which we have not previously distributed services. If we cannot retain our current third party sales representatives and recruit additional or replacement third party sales representatives, our revenues and operating results could be harmed.

          We rely on a limited number of third party suppliers that produce our network and customer premise equipment, and occasionally install or service our network sites. We are also currently using one or more third-party providers to supply us with certain aspects of our video and VoIP services. If these companies fail to perform or experience delays, shortages or increased demand for their services, we may face a shortage of components, increased costs, and may be required to suspend our network deployments and our product and service introductions.

          In addition to the personnel we have on staff, we also depend on a limited number of third party suppliers to produce and deliver services required for our networks. We do not maintain any long-term supply contracts with our equipment manufacturers and distributors. In addition, we rely on providers of Internet bandwidth in order to transport data traffic on our networks onto the public Internet. If a manufacturer or other provider does not satisfy our requirements, or if we lose a manufacturer or any other significant provider, we may have insufficient network equipment for delivery to subscribers and for installation or maintenance of our infrastructure, and we may be forced to suspend the deployment of our networks and growth of new subscribers, thus impairing future growth. We also currently contract with third-party providers for certain video and VoIP services and rely on those services to be compliant with all relevant regulatory requirements. To the extent these third-party providers are unable to meet either our or the regulatory requirements, we may be forced to suspend the deployment of these services, thus impairing future revenue growth.

          Our inability to use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

          The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on:

•	the market value of our securities, which will vary;

•	the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business.

          Using shares of our common stock for this purpose may also result in significant dilution to our then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited to the extent that we will have to utilize existing capital.

          We depend on the continued availability of leases for the deployment of our communications equipment.

          We have either constructed or acquired networks in each of the markets we serve. Networks are typically built by installing antennae on rooftops, cellular towers and other elevated structures pursuant to lease agreements that allow us to collocate our equipment. In the markets where we build networks ourselves, we typically seek five-year initial terms for our leases with multiple three to five year renewal options. Such renewal options are generally exercisable at our discretion before the expiration of each term. If the leases we enter into or assume by way of acquisition are terminated or if the owners of these structures are unwilling to continue to enter into leases with us in the future, we would be forced to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew such leases on satisfactory terms, our business would be harmed.

          Our business depends on our service brands, and if we do not maintain and enhance our brands, our ability to attract and retain subscribers may be impaired and our business and operating results may be harmed.

          We believe that our brands are a critical part of our business. Maintaining and enhancing our brands may require substantial investments with no assurance that these investments will be successful. We currently market under the “KeyOn,” “SpeedNet” and “SIRIS” brands, and if we incur significant expenses in promoting and maintaining these brands, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brands may become increasingly competitive, difficult and expensive.

          Excessive customer churn may adversely affect our financial performance by slowing customer growth, increasing costs and reducing revenue.

          The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

•	personal economic conditions;

•	customers moving out of our geographic coverage area;

•	interruptions to the delivery of services to customers over our network;

•	billing errors and/or general reduction in the quality of our customer service;

•	competitors offering additional, desired service offerings that we do not offer; and

•

the availability of competing technology, such as cable modems, DSL, fourth-generation cellular, satellite, wireless Internet service and other emerging technologies, some of which may, from time to time, be less expensive or technologically superior to those offered by us.

          An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

          Interruption or failure of our networks, which in certain rural markets are often subject to severe weather such as storms or tornados, could impair our ability to provide our services, which could damage our reputation and harm operating results.

          Our services depend on the continuing operation of our networks. We have experienced service interruptions in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption, as a result of severe weather or otherwise, adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, regardless of the reason, our reputation could be permanently harmed. We may need to make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

          The success of our business depends on the continuing contributions of our key personnel and our ability to attract, train and retain highly qualified personnel.

          We are highly dependent on the continued services of our chief executive officer and president, Jonathan Snyder and our chief operating officer, A. Robert Handell. Loss of the services of any of these individuals could adversely impact our operations. While we maintain a “key man” insurance policy for Jonathan Snyder, neither Jonathan Snyder nor A. Robert Handell is currently bound by employment agreements. As a result, we cannot guarantee that either of these persons will stay with us for any definite period.

          In addition, to successfully introduce our services in new markets and grow our business in existing markets, we must be able to attract, train, motivate and retain highly skilled and experienced employees. In particular, qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy customer requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of skilled personnel or our inability to hire or retain sufficient skilled personnel at competitive rates of compensation could impair our ability to successfully grow our business and retain our existing customer base.

          We may not be able to effectively control and manage our growth, which would negatively impact our operations.

          We may face challenges in managing expanding service offerings and in integrating acquired businesses. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

          If unauthorized persons gain access to our network, subscribers may perceive our network and services as not secure, which may adversely affect our ability to attract and retain subscribers and expose us to liability.

          Although we take certain measures to guard against unauthorized access to our network, we may be unable to anticipate or implement adequate preventive measures against unauthorized access. Unauthorized parties may overcome our encryption and security systems and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect the ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

Risks Relating to Our Industry

          The licensing of additional spectrum in our markets by the FCC could introduce additional competition.

          The FCC regulates the spectrum bands in which we and our competitors operate. The FCC can make additional spectrum available for use or change the way existing spectrum is regulated, which may hamper our ability to offer our services or result in additional competitors entering our markets and providing services that may directly compete with our offerings. There are several spectrum bands that the FCC has recently licensed under rules that may make them suitable for offering data, voice and video services, but which largely have yet to be deployed in our markets. In addition, the FCC is presently considering the licensing of additional spectrum that may be suitable for offering services that will compete with ours. Section 6001(k) of the ARRA required the creation of the National Broadband Plan by the FCC, which was announced on March 17, 2010. One of the many specific goals of the plan was to make approximately 500 MHz of wireless spectrum available over the next ten years, 300MHz of which is intended to be made available by 2015 through additional auctions or other means. There are no assurances that we will be successful in acquiring any additional spectrum or that we will be adequately capitalized to do so. The future availability of this and other spectrum may result in additional competition into our markets.

          Additionally, we have received the FCC’s approval to operate in the 3.65 GHz band on a nationwide, non-exclusive basis. This band, which recently became available for commercial use, may bring additional competition to our markets as more companies are awarded approval to operate on a non-exclusive basis.

          The industry in which we operate is continually evolving. Our services may become obsolete, and we may not be able to develop competitive services on a timely basis or at all.

          The broadband and wireless services industries are characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and regulatory requirements. We believe that our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on technological development, such as:

•	competition from service providers using more traditional and commercially proven means to deliver similar or alternative services to the our targeted markets;

•	competition from better capitalized service providers using more efficient, less expensive technologies, including services not yet invented or developed to our targeted markets;

•	our inability to develop a spectrum portfolio and offer advanced data services in a timely and cost efficient manner;

•	responding successfully to advances in competing technologies in a timely and cost-effective manner; and

•	uncertainty of timing with respect to a migration toward standards-based technology, requiring substantial capital expenditures.

          As the services offered by us and our competitors develop, residential and business customers may not accept our services as a commercially viable alternative to other means of delivering broadband or wireless broadband services. As a result, our services may become obsolete, and we may be unable to develop competitive services on a timely basis, or at all.

          We are subject to extensive regulation that could limit or restrict our activities. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, and past due fees and interest, which may adversely affect our financial condition and results of operations.

          Our business, including the acquisition, lease, maintenance, and use of spectrum licenses, is extensively regulated by federal, state and local governmental authorities. A number of federal, state and local privacy, security and consumer laws also apply to our business. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. Regulation of companies that offer competing services, such as cable and DSL providers and telecommunications carriers, also affects our business.

          We believe that we are not required to register with the Universal Service Administrative Company, or the USAC, as a seller of telecommunications, nor are we required to collect universal service fund, or USF, fees from its customers or to pay USF fees directly. It is possible, however, that the FCC may assert that we are a seller of telecommunications and that we are required to register and pay USF fees on some or all of our gross revenues. Although we would contest any such assertion, we could become obligated to pay USF fees, interest and penalties to USAC with respect to our gross revenues, past and/or future, from providing telecommunications and we may be unable to retroactively bill our customers for past USF fees.

          In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or address subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we may manage the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. Such decline in the quality of our services could harm our business.

          The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew a license on favorable terms, or at all.

          Wireless broadband services may become subject to greater state or federal regulation in the future. The scope of the regulations that may apply to similar companies and the impact of such regulations on our competitive position are presently unknown and could be detrimental to our business and prospects.

          In providing our services, we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if the we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

          Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages including damages for past infringement if it is ultimately determined that our services infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing some of our services before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees and divert much needed financial resources. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

Risks Relating to Our Common Stock

          We became public by means of a reverse merger, and as a result we are subject to the risks associated with the prior activities of the public shell company.

          Additional risks may exist because we became public through a reverse merger with a public shell company that did not have significant operations or assets prior to the time of the transaction. The public shell company was a development stage company from the time of its inception until the time of the merger on August 9, 2007. For approximately 3 years prior to the merger, the public shell company had no significant business operations and generated nominal revenues. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with the public shell company in connection with future matters that could be costly or difficult to secure. Although we performed a due diligence review of the public shell company, we may still be exposed to undisclosed liabilities resulting from its prior operations and we could incur losses, damages or other costs as a result.

          We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on your investment may be limited to the value of our common stock.

          We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on the Company’s earnings, financial condition and other business and economic factors as the board of directors may consider relevant, as well as the inherent prohibitions on such dividends contained within the rights of the outstanding Series A Preferred Stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

          Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

          Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

          Our common stock has been thinly traded and an active trading market for our common stock may not develop.

          The trading volume of our common stock has historically been low, partially because we are not listed on an exchange and our common stock is only traded on the over-the-counter bulletin board, or the OTC Bulletin Board. A more active trading market for our common stock may not develop, or if developed, may not continue, and a stockholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

Risks Relating to Our Organization

          Our executive officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which you do not agree.

          Our executive officers and directors, and entities affiliated with them, control approximately 14% of our outstanding common stock, including exercisable stock options held by them. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of a minority of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree.

          Our common stock may be affected by decisions made by Series A Preferred Stockholders

          On December 3, 2010, we entered into an agreement (the “Conversion Agreement”) with the California Capital Limited Partnership (“CalCap”), pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into shares of Series A Preferred Stock ( the “Preferred Stock”) at a conversion price of $1.00 per share (the “Conversion”). On March 11, 2011, pursuant to the Conversion Agreement, we issued 16,315,068 shares of Preferred Stock in addition to 10,300,000 exercisable warrants to purchase Preferred Stock. The Preferred Stock has super-majority voting preferences compared to the common stock. Each share of Preferred Stock is entitled to three votes per share compared to common stock, which has one vote per share. As a result, the Preferred Stock controls over 77% of the voting rights afforded to stockholders. The Preferred Stock also has the ability to name the majority of the members of our Board of Directors, among other rights and preferences that do not belong to common stockholders. These rights and preferences, including the ability to name the majority of our members of the Board of Directors and therefore exercise significant control over our corporate governance and affairs, may result in us taking actions with which you do not agree.

          We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

          On August 9, 2007, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404, we are required to conduct an annual management assessment of the effectiveness of our internal control over financial reporting. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will place significant demands on management, administrative, operational, internal audit and accounting systems and resources. In connection with these requirements, we anticipate that we will need to:

•	upgrade our systems;

•	implement additional financial and management controls, reporting systems and procedures;

•	implement an internal audit function; and

•	hire additional accounting, internal audit and finance staff.

          If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

          As of December 31, 2010, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010. As we continue our efforts to remediate our material weakness, we may incur additional expenses such as personnel, systems or reliance on outside consultants. For example, during the year ended December 31, 2010, we relocated our accounting functions as well as hired additional accounting personnel to support us in our compliance process. We intend to continue making necessary changes until our material weaknesses are remediated.

          If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

          The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have research coverage by securities and industry analysts. If we obtain securities or industry analyst coverage and if one or more of the analysts that cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

          We lease approximately 10,000 square feet of office space in Omaha, Nebraska for $8,222 per month, plus applicable taxes, subject to adjustments in accordance with consumer price index fluctuations. The current lease term expires on April 1, 2012, at which time we have the option to extend the lease for an additional five-year period. This facility serves as our operations center.

          We lease approximately 3,200 square feet of office space for a field office in Las Vegas, Nevada for approximately $2,000 per month. The current lease term expires on April 30, 2011 at which time we will be relocating. We have entered into a new lease for approximately 6,500 square feet of office space for $6,825 per month. This facility will serve as our headquarters and accommodate our growth. This lease commences on May 1, 2011 and expires on April 30, 2016.

          We lease approximately 2,400 square feet of office space for a field office in Centerville, Iowa for approximately $800 per month on a month to month basis.

          We lease approximately 1,200 square feet of office space for a field office in Wolfforth, Texas for $525 per month on a month-to-month basis.

          We lease approximately 460 square feet of office space for a field office in Azle, Texas for $585 per month. The current lease term expires on November 30, 2012.

          We lease approximately 450 square feet of office space for a field office in Jackson, Minnesota for $400 per month on a month to month basis.

          We lease approximately 500 square feet of office space for a field office in Champaign, Illinois for $933.75 per month on a month to month basis.

          We lease approximately 680 square feet of office space for a field office in Waterloo, Iowa for $285 per month on a month to month basis.

          We lease approximately 660 square feet of office space for a field office in Cedar Rapids, Iowa for $610 per month. The current lease expires on December 31, 2011.

          We lease approximately 237 square feet of office space for a field office in Rochester, Minnesota for $303 per month on a month to month basis.

          We lease approximately 2,800 square feet of office space for a field office in Blanco, Texas for $2,200 per month on a month to month basis.

          We lease approximately 1,000 square feet of office space for a field office in Granbury, Texas for $1,500 per month on a month to month basis.

          We lease approximately 2,500 square feet of office space for a field office in Marble Falls, Texas for $1,450 per month on a month to month basis.

          We believe that our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, each of our properties is adequately covered by insurance.

Item 3. Legal Proceedings

          To our knowledge, no material legal proceedings are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Since November 2, 2007, KeyOn’s common stock has been quoted on the OTC Bulletin Board under the symbol KEYO.OB. The following table sets forth the high and low bid prices for KeyOn’s common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2010	$3.00	$0.58
June 30, 2010	$0.97	$0.50
September 30, 2010	$0.74	$0.32
December 31, 2010	$0.45	$0.20

Quarter Ended	High	Low

March 31, 2009	$0.17	$0.04
June 30, 2009	$1.50	$0.04
September 30, 2009	$2.47	$0.60
December 31, 2009	$2.56	$1.30

          The last reported sales price of KeyOn’s common stock on the OTC Bulletin Board on March 28 2011, was $0.40 per share. As of March 28, 2011 there were approximately 115 registered holders of record of the Company’s common stock.

          We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings that we may realize will be retained to finance our growth. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy is within the discretion of the Board of Directors and our future dividend policy will depend on numerous factors, including our earnings, financial requirements and general business conditions. Notwithstanding the foregoing, pursuant to the Preferred Stock issued to CalCap on March 11, 2011, we are prohibited from declaring or paying any dividends or making any distributions other than dividends on our Preferred Stock.

Equity Compensation Plan Information

          The following table provides information as of March 28, 2011 about compensation plans under which shares of the our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans consist of our 2007 Incentive Stock and Awards Plan and our 2010 Incentive Stock and Awards Plan in which all of our employees and directors.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity compensation plans approved by stockholders	7,440,000	$0.84	4,855,656
Equity compensation plans not approved by stockholders	—	—	—
Total	7,444,000	$0.84	4,855,656

2007 Incentive Stock and Awards Plan

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan. The purpose of the 2007 Incentive Stock and Awards Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2007 Incentive Stock and Awards Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Incentive Stock and Awards Plan is administered by our Board of Directors.

2010 Incentive Stock and Awards Plan

          On July 24, 2010, our Board of Directors and stockholders adopted the 2010 Incentive Stock and Awards Plan (the “2010 Plan”) at our annual meeting. Under the 2010 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2010 Plan is administered by our Board of Directors.

Recent Sales of Unregistered Securities

          Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act that occurred in the fiscal year of 2010.

•	On January 4, 2010, we issued 27,778 shares of common stock to a consultant in exchange for $41,667 of consulting services at an effective price of $1.50 per share.

•

In January 2010, we issued 98,774 restricted shares of our common stock to the holders of a series of warrants (the “2007 Warrants”) at a price per share of $1.75, for an aggregate exercise price of $172,854.50.

•	Also in January 2010, we issued 130,000 restricted shares of our common stock to warrant holders who exercised warrants at a price per share of $0.75, for an aggregate exercise price of $97,500.

•	On February 4, 2010, we issued 27,778 shares of common stock to a consultant in exchange for $41,667 of consulting services for an effective price of $1.50 per share.

          The issuances referenced above were completed under Section 4(2) of the Securities Act and Regulation D promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were accredited investors. The recipients of these securities represented their intention to acquire the securities for investment or in connection with services rendered and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP and DISH Network video services to both residential and business subscribers. We currently offer our broadband services to residential and business subscribers in a market footprint covering over 62,000 square miles in the following 11 Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota and Texas. We estimate our existing footprint covers approximately 2.7 million people, as well as small to mid-sized businesses in these areas. We have principally grown our business through the acquisition of wireless broadband companies operating in areas adjacent to our existing network operations as well as through the organic growth of our subscriber base. From 2007 through the end of 2010, we have acquired the assets of nine companies, which has increased our subscriber base and expanded our network footprint.

          We achieved a critical financing milestone in February 2010 through the issuance of a $15 million secured convertible promissory note (the “Cal Cap Note”). We believe that this financing provided us with sufficient capital to invest in our growth strategies in 2010, including strategic acquisitions, 4G WiMAX deployments and incremental sales and marketing efforts. This focus on growth and the available capital resources served as a contrast to 2009 during which we experienced an overall contraction of our business, primarily due to limited available capital.

          Our present strategy is to achieve positive cash flow from operations by increasing our revenues through acquisitions, value-added services that increase our ARPU and growth in our subscriber base. In order to achieve this goal, we attempt to keep the rate of growth in normalized operating expenses less than the growth in revenues. Since receiving the proceeds from the Cal Cap Note, we believe we have executed our principal growth strategies which consist of: Rural UniFi, overall organic subscriber growth and strategic initiatives, including the participation in government broadband programs such as the BIP and the deployment of 4G WiMAX networks.

Rural Unifi

          In September of 2009, we launched “Rural UniFi”, which formalized our strategic acquisition of wireless broadband companies and Rural UniFi continues to be one of our core growth strategies. We integrate each acquired business into our existing infrastructure and achieve economies of scale through common management, customer service, sales and marketing and billing functions. We are engaged in ongoing discussions with numerous potential acquisition candidates and believe we are well positioned to continue to make additional acquisitions and grow our revenue and cash flow.

          We successfully completed 6 acquisitions in the year ended December 31, 2010, that contributed towards a 9% revenue growth rate for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Additionally, based upon our revenues for the quarter ended December 31, 2010, we experienced approximately 23% growth on an annualized basis.

Organic Subscriber Growth

          We concentrated our marketing efforts during the year ended December 31, 2010, increasing marketing expenses by 353% compared to the same period in 2009. During the second half of 2010, we increased marketing expenses approximately 98% compared to the marketing expenses incurred in the first half of 2010. As a result, 68% of our total gross subscriber additions in 2010 occurred during the second half of 2010. Additionally, the Company achieved a low average monthly churn of approximately 1.7% in 2010.

ARRA Stimulus Award

          At the end of March 2010, we submitted applications for government stimulus funding under the BIP. On September 13, 2010, we were announced as a $10.2 million award recipient under the BIP to deliver 4G wireless broadband services to almost 40 communities throughout rural Nevada.

          Pursuant to the project’s design, we will make 4G, last-mile wireless broadband access and VoIP services available to approximately 93,000 people, 5,522 businesses and 849 critical community facilities in qualified rural communities throughout Nevada under Round Two of the BIP. We plan to offer broadband service at speeds up to 8 megabits per second (Mbps). We anticipate commencing our project in the second quarter of 2011 and will be substantially complete within two years. We are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award, however, we cannot provide any assurances as to the timing of the funding of the award or whether we will ultimately receive it.

4G Wireless Network Deployment

          We also implemented a next-generation, 4G wireless network with the launch of our WiMAX network in Pahrump, Nevada. We believe that the introduction of 4G networks will help increase both subscriber growth and ARPU.

          Based upon only seven full months of offering 4G WiMAX, we achieved penetration rates in excess of 5% of the total households. Furthermore, prior to launching 4G WiMAX, the ARPU for the market was approximately $32.17 per month. As of the end of February 2011, the ARPU for 4G WiMAX subscribers increased to $38.61 per month, an increase of greater than 20%. We believe this revenue growth evidences the robust demand from our subscriber base for advanced wireless services and faster data rate plans at a premium price. As a result of our success in Pahrump, Nevada, in December 2010, we began deploying eight additional WiMAX sites in certain rural Nebraska markets. Although we only recently launched commercial services, we believe that we can anticipate similar results in terms of penetration and ARPU growth.

Characteristics of Our Revenues and Operating Costs and Expenses

          We offer our services under annual, two-year or month-to-month service agreements. These services are generally billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

          Revenues. During the year ended December 31, 2010, we recognized revenues of $7,523,678, compared to revenues of $6,898,232 during the year ended December 31, 2009, representing an increase of approximately $625,446 or 9%.  Additionally, based upon our revenues for the quarter ended December 31, 2010, we experienced an increase of revenues of 23% on an annualized basis.  Our increased revenue was a result of the completion of six acquisitions during the year ended December 31, 2010 and increased gross subscriber additions towards the end of 2010 resulting from an expansion of our marketing efforts as compared to the general contraction in our business and reduction in our subscriber base that occurred throughout the year ended December 31, 2009. The acquisitions and subscriber growth that we accomplished in the year ended December 31, 2010 served to reverse the decline we experienced in the year ended December 31, 2009. As a result of the increase in both the gross and net subscriber additions in the second half of 2010, we expect to receive the full financial benefit of this growth throughout 2011.

          Operating Loss. Operating costs and expenses, which consist of payroll, bonuses and taxes, depreciation and amortization, other general and administrative expenses, network operating costs, marketing and advertising, installation expense and professional fees totaled $14,621,781 for the year ended December 31, 2010, as compared to $11,567,438 for the year ended December 31, 2009, representing an increase of approximately $3.05 million or 26%. The majority of the increase relates to increases in professional fees and payroll expenses, the combined increase in these two categories represent an increase of $2.7 million or 88% of the total increase. The professional fees increase is almost entirely due to expenses incurred in connection with our Round Two ARRA applications during the year ended December 31, 2010. Increases in payroll and benefits is primarily due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiatives, including temporary staff associated with integrating those acquisitions, in furtherance of our organic growth efforts, non-cash stock based compensation, payroll expenses associated with the duplication and relocation of the accounting staff from Omaha, Nebraska to Las Vegas, Nevada and enhancing the Company’s financial reporting processes and systems. The remaining increase in operating expenses was due to increases in marketing expenses, installation expenses and certain general and administrative costs of approximately $500,000 or 16% of the total increase when compared to the year ended December 31, 2009. Marketing expenses and installation expenses increased with our continued efforts to grow our subscriber base during the year ended December 31, 2010 and resulted in 83% growth in gross subscriber additions in 2010 as compared to 2009. Certain general and administrative costs increased due mostly to transitional operations produced by the consolidation of the businesses acquired in 2010 and increase in travel expenses related to the moving of the accounting department from Omaha to Las Vegas. Our operating loss margin increased by 52% to a total operating loss of $7,098,103 for the year ended December 31, 2010 as compared to an operating loss of $4,669,206 for the year ended December 31, 2009. After removing approximately $2.3 million of one-time costs associated with professional fees incurred in connection with our Round Two ARRA applications, temporary staff, non-cash stock based compensation, payroll expenses from the duplication and relocation of our accounting staff and the travel expenses related to the moving of the accounting departments, our normalized operating loss for 2010 equaled $4,727,574 and our operating loss margin decreased approximately five percentage points from 68% for the year ended December 31, 2009 to 63% for the year ended December 31, 2010.

          Payroll, Bonuses and Taxes. Payroll bonuses and taxes, which includes stock compensation expense, totaled $5,129,802 for the year ended December 31, 2010, as compared to $3,505,812 for the year ended December 31, 2009, representing an increase of approximately $1.6 million or 46%. A majority of the increase was due to additional headcount in support of our expanded operations resulting from our Rural UniFi initiative and in furtherance of our organic growth efforts. During the year, our employee headcount increased from 56 employees as of December 31, 2009 to 74 employees as of December 31, 2010. In addition, we incurred non-recurring expenses of approximately $290,000 relating to the duplication of staff expense during the transition period of relocating our accounting functions from Omaha to Las Vegas. Also, we incurred an increase in our of non-cash stock based compensation of approximately $385,527 or 57%. By removing the non-recurring expenses and non-cash expenses incurred during the years ended December 31, 2010 and 2009, normalized payroll, bonuses and taxes would be approximately $3,770,000 and $2,824,000, respectively, for an increase of approximately $948,000 or 34%.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $2,080,303 for the year ended December 31, 2010, as compared to $2,423,657 for the year ended December 31, 2009, representing a decrease of approximately 14%. This decrease is primarily due to the assets obtained from SpeedNet Services, Inc., (“SpeedNet”) acquired on February 1, 2007, which became fully depreciated as of January 31, 2010.

          Network Operating Costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $3,342,913 for the year ended December 31, 2010, as compared to $2,804,905 for the year ended December 31, 2009, representing an increase of $538,008 or 19%. The increase was primarily due to an increase in network costs resulting from acquisitions. In addition, during the year ended December 31, 2009, we received a credit in the amount of approximately $43,000 from a vendor for invoices previously recorded to network operating expense. By removing this non-recurring credit, the normalized network operating cost for the year ended December 31, 2010 increased by 17% from the year ended December 31, 2009.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $1,509,843 for year ended December 31, 2010, as compared to $1,256,141 for the year ended December 31, 2009, representing an increase of $253,705 or 20%. The majority of the increase was for higher postage charges related to organic sales and marketing initiatives, accounting for approximately $170,000 or 63% of the total increase. Other contributing factors included increased office rents, office utilities in support of our Rural UniFi initiative, travel related to acquisitions and moving costs related to the relocation of our accounting functions to Las Vegas equaling approximately $94,000 or 35% of the increase.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $267,427 for the year ended December 31, 2010, as compared to $168,761 for the year ended December 31, 2009, representing an increase of $98,666 or 58%. This is a direct result of the 83% increase in gross subscriber additions referred to during the year ended December 31, 2010.

           Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $1,901,117 for the year ended December 31, 2010, as compared to $1,022,631 for the year ended December 31, 2009, representing an increase of approximately $878,486 or 86%. The majority of this increase was due to expenses incurred in connection with our Round Two ARRA applications, the proposed acquisition of certain assets of a hosted VoIP, expenses incurred in connection with the Cal Cap Note and legal and professional fees incurred with our Rural UniFi initiative for a total of $854,000 or 97% of the total increase.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $390,376 for the year ended December 31, 2010, as compared to $86,209 for the year ended December 31, 2009, representing an increase of $304,167 or 353%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives for the year ended December 31, 2010. During 2010, we experienced approximately 83% growth in gross subscriber additions as compared to 2009.

          Other Income and Expense. We incurred other income of $9,306,458 for the year ended December 31, 2010, as compared to an expense of $1,926,496 for the year ended December 31, 2009, representing an increase of $11,232,954 or 583%. The primary reason for the increase was the derivative accounting of the Cal Cap Note, which included the following non-cash items: a $29,792,150 fair value charge for the difference between the issuance date of a derivative liability and the $15,000,000 of proceeds received from the investor in the note transaction; a $42,401,635 increase in the fair value change of the derivative liability and a $1,958,451 increase in interest expense for the note accretion expense. During the year ended December 31, 2009, we incurred a loss on a note repaid in common stock of $1,188,042.

          Goodwill Asset Impairment. We performed annual goodwill impairment test on our designated testing dates of December 31, 2009 and 2010 using both the income approach and market approach with assumptions that our management believes are appropriate in the circumstances. We recorded no goodwill asset impairment for the year ended December 31, 2010 as compared to $299,322 for the year ended December 31, 2009. In the fourth quarter of fiscal 2010, we conducted an impairment test of our goodwill and intangible assets which resulted in no impairment charges to the goodwill balances of the subscriber bases obtained in our acquisitions. As of December 31, 2010, we had $1,815,095 of goodwill and $881,434 of net intangible assets, which includes subscriber base assets resulting from our acquisitions and the Company’s trademarks, remaining on our balance sheet, which we currently believe to be realizable based on the estimated fair value.

          Net Income/Loss. We had net income of $2,042,884 for the year ended December 31, 2010, as compared to a net loss of $6,595,702 for the year ended December 31, 2009, representing an increase of $8,638,586 or approximately 131%. The major contributing factor of the improved net income was income recognized totaling $12,609,485 for the net change in fair value of the derivative instrument referred to above.

Liquidity and Capital Resources

General

          We had net income of $2,042,884 and an operating loss of $7,098,103 for the year ended December 31, 2010. At December 31, 2010, our accumulated deficit amounted to $26,261,840. During the year ended December 31, 2010, net cash used in operating activities amounted to $3,785,653. At December 31, 2010, The Company’s working capital amounted to a deficit of $1,194,516, which includes a liability for the fair value of a derivative financial instrument which, if exercised, would have resulted in a net share settlement of 20,000,000 shares.

          We received an award under ARRA, specifically, Round Two of the BIP administered by the RUS. This federal program allocated $2.5 billion for broadband infrastructure in rural markets and created a new opportunity for us to access federal grants and loans for the build-out of next-generation wireless networks in eligible markets. On September 13, 2010, we were announced as a $10.2 million award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents. We expect to contribute approximately $2 million in matching funds during the project’s construction. The RUS award makes it possible for us to provide 4G WiMAX broadband services where it is otherwise not economically feasible to do so, based on the high cost to deploy communications facilities in sparsely populated rural markets. We anticipate commencing its project in the second quarter of 2011 and will be substantially complete within two years. We are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award, however, we cannot provide any assurances as to the timing of the funding of the award or whether we will ultimately receive it.

          On February 5, 2010, we issued the Cal Cap Note in exchange for gross proceeds of $15 million. On December 3, 2010, we entered into an agreement (the “Conversion Agreement”) with Cal Cap, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Cal Cap Note into shares of Series A Preferred Stock (“Preferred Stock”) at a conversion price of $1.00 per share (the “Conversion”). The Cal Cap Note is convertible into shares of Series Cal Cap Preferred Stock and shares of common stock. On March 11, 2011, pursuant to the Conversion Agreement, the Company issued 16,315,068 shares of Preferred Stock, in addition to 10,300,000 exercisable warrants to obtain Preferred Stock.

          We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs. Specifically, in 2010, we completed six acquisitions, and subsequent to December 31, 2010, we completed the purchase of two additional businesses, increasing our subscriber base by approximately 3,500 wireless broadband subscribers and bringing our total subscriber count to approximately 20,200. As a result of the additional subscribers and the elimination of certain expenses upon integrating these businesses, we will consume less cash for operations.

          We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development through at least January 1, 2012. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that we may be able to access capital through public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the $10.2 million award noted above we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

Working Capital

          As of December 31, 2010, we had negative working capital of $1,194,517 that included a derivative liability balance of $2,390,515, compared to a negative working capital of $2,642,607 as of December 31, 2009, representing an improvement of $1,448,090.

          Our net cash outflows from operating activities amounted to $3,785,653 for the year ended December 31, 2010. These net cash outflows included approximately $1 million of non-recurring professional fees incurred in connection with submitting our applications for rural broadband expansion projects under Round Two of the ARRA. In addition, those net cash outflows included approximately $256,900 for other one-time expenses associated with relocating our accounting function from Omaha to Las Vegas, as well as temporary duplicative headcount while the transition occurred. The majority of our expenses are either fixed or discretionary and tend not to fluctuate significantly based on our revenues or any seasonal trends. Accordingly, normalized cash burn rate for the year ended December 31, 2010, after giving effect to these non-recurring charges, is approximately $2.5 million. On a quarterly basis, cash used in operating activities amounted to approximately $1.2 million during each of the quarters ended March 31, 2010 and June 30, 2010, approximately $700,000 during the quarter ended September 30, 2010 and $ 650,000 during the quarter ended December 31, 2010, before any non-recurring charges. Non-recurring charges in each of these quarters amount to approximately $780,000, $230,000, $0 and $260,000, respectively.

We believe that the amount of cash used in operations, net of the non-recurring expenses during the most recent quarterly period reflects the amount of cash that the Company expects to burn under normal operating circumstances for the quarterly periods ending on March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011. Additionally, as a result of certain acquisitions and divestures completed in 2011, the amount of cash used in operations is expected to further decrease for the quarterly periods ending on March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011. If necessary, we can also make discretionary reductions in certain capital expenditures and curtail certain costs to reduce cash outflows. We further believe that the excess of capital resources over of our projected cash outflows is sufficient to address any non-discretionary expenses that might arise as a result of unforeseen circumstances and that as a result, our capital will enable us to sustain operations through at least January 1, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements.

See the Company’s financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

          Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          As of December 31, 2010, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

           Management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We took certain steps during the year ended December 31, 2010 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.

          Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We have in the past, and are continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. We also have limited segregation of duties and it is becoming increasingly necessary for us to divide certain custodial, recordkeeping and authorization functions between our Chief Financial Officer, Controller, and supporting staff to mitigate the risk of material misstatements.

          We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer, Chief Financial Officer and Controller review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our financial statements and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Accordingly, during the year ended December 31, 2010, the Company relocated its accounting functions and hired additional accounting personnel to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Name	Age	Position

Jonathan Snyder	39	Chief Executive Officer, President and Director, Interim Chief Financial Officer

A. Robert Handell	64	Executive Vice President, Chief Operating Officer, Secretary and Director

Jason Lazar	37	Vice President, Corporate Development and General Counsel

Rick Thompson	53	Vice President of Sales and Marketing

Diego Horenstein	39	Controller

Rhett Holechek	31	Director of Engineering

          Jonathan Snyder, President, Chief Executive Officer, Interim Chief Financial Officer and Director. Mr. Snyder has served as the Company’s President, Chief Executive Officer and as a director since August 2007. Mr. Snyder has served as our Interim Chief Financial Officer since December 4, 2010. Mr. Snyder has been the President, Chief Executive Officer and a director of the Company since February 2002. From May 2001 through June 2005, Mr. Snyder served as chairman of Transistor 8 LLC, a Santa Monica, California-based IT services firm. From 1996 through 1999, Mr. Snyder was a member of Pacific Capital Group, Inc. From 1994 through 1996, Mr. Snyder was an investment banker at Bear, Stearns & Co. Inc. While at Pacific Capital Group, Inc., Mr. Snyder was a founding shareholder of and former management executive at Global Crossing Limited (“Global Crossing”). Mr. Snyder is a graduate of the Wharton School of Business at the University of Pennsylvania and earned his MBA from the Anderson School at UCLA.

          Mr. Snyder has had experience financing several large-scale telecommunications companies as a private equity investor and an investment banker. As a telecommunications banker at Bear Stearns, he participated in many financings for emerging growth telecommunications companies and helped to advise on several mergers and acquisitions transactions. Mr. Snyder joined Pacific Capital Group, a merchant bank, where he participated in the structuring and financing of Global Crossing and become a founding shareholder. He later held positions in the senior management team in sales and finance. Mr. Snyder’s knowledge of financial markets and acumen in structuring and negotiating transactions in the telecommunications industry as well as his previous management experience at a global telecommunications company and his present experience at KeyOn provides him with the breadth and uniqueness of skill-sets to serve on the Board of Directors of the Company.

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

          Mr. Handell has had over 40 years experience in leading the operations of several large organizations, including senior management roles at BellSouth MobileComm, Bell Atlantic, Edison Source (a division of Edison International) and Xerox. Mr. Handell has in-depth experience in the operations of telecommunications companies across a broad range of areas, including executive leadership experience, which provides him with a strong understanding of the general industry, its fundamentals and value drivers. For example, while at BellSouth MobileComm, after BellSouth, the parent company, purchased a nationwide paging license, Mr. Handell, as Chief Operating Officer, managed the build-out of the paging network overseeing a staff of over 1,250 people. Under Mr. Handell’s operations leadership, BellSouth MobileComm achieved over 2 million subscribers and was sold for over $1 billion. In addition, Mr. Handell was a Vice President for Bell Atlantic Mobile Systems (predecessor to Verizon) where he ran marketing, sales and customer service for the northeast region. Prior to serving as our Chief Operating Officer, Mr. Handell was Chief Executive Officer of one the first wireless broadband companies in the country.

          Jason Lazar, Vice President of Corporate Development and General Counsel. Mr. Lazar has served as our Vice President of Corporate Development and General Counsel since August 2007. Mr. Lazar has also served as the Vice President of Corporate Development and General Counsel of KeyOn Communications, Inc. since June 2006. Mr. Lazar previously served as the Director of Corporate Development of KeyOn Communications, Inc. from March 2002 to June 2006. From May 2000 through March 2002, Mr. Lazar served as a director of ITU Ventures, a leading early-stage venture capital firm with more than $75,000,000 under management. Mr. Lazar holds a bachelor’s degree from Lehigh University and a JD from the Benjamin N. Cardozo School of Law at Yeshiva University.

          Rick Thompson, Vice President of Sales and Marketing. Mr. Thompson has served as our Vice President of Sales and Marketing since January 2011. Mr. Thompson is an accomplished sales, marketing and customer service professional with a progressive career in wireless telecommunications, sales, marketing, communications and business development. Prior to January 2011, Mr. Thompson previously served as General Manager of our Iowa properties since December 2010. Prior to joining KeyOn, Rick spent over 20 years in various sales and marketing with Southwestern Bell, McCaw Cellular Communications, Bell South, AT&T, Brighthouse Networks, US Cellular and Cricket Communications.

          Diego Horenstein, Controller. Mr. Horenstein has been with us since August 2010 and has served as our Controller since November 2010. Mr. Horenstein has an extensive experience in finance and accounting management positions, including serving as the International Finance Manager for Bally Technologies, a leading slot manufacturer from May 2009 to May 2010. Prior to Bally Technologies, Mr. Horenstein served as the Controller for Dow Industries, an underground construction company from May 2006 to May 2009. Prior to joining Dow Industries, Mr. Horenstein served as the Corporate Controller for Corrigan Management, a business management company from August 2000 to April 2006. Mr. Horenstein holds a bachelor’s degree in Accounting from the University of Mar del Plata, Argentina.

          Rhett Holechek, Director of Engineering. Mr. Holechek has served as our Director of Engineering since April 2008. As the Director of Engineering, he oversees all aspects of our broadband networks, systems, and radio frequency (“RF”) elements. Prior to joining us, Mr. Holechek previously served as the Sr. Network Engineer and Sr. RF Engineer for SpeedNet Services, Inc. (“SpeedNet”) beginning in June 2006. He retained this position when we acquired SpeedNet’s assets in January 2007. Mr. Holechek was the Director of Network Operations at Diode Communications from July 2001 until June 2006, where he also managed the networking, systems, and RF functions of the organization.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file statements of beneficial ownership and changes in beneficial ownership of our common stock with the SEC, and to furnish us with copies of these statements. Based solely on our review of such statements furnished or available to us, we believe that our directors, executive officers and 10% shareholders complied with all of these requirements during 2010.

Board Committees

          The Audit, Compensation and Nominating and Corporate Governance committees were dissolved on May 11, 2009. These committees have not been re-instituted, however, we anticipate doing so in accordance with Nasdaq Marketplace Rule 4200 in the future. Our entire Board of Directors performs the principal functions of an Audit Committee.

Code of Ethics

          We have adopted a written code of ethics and business conduct that applies to our directors, executive officers and all employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the corporate governance section of our website, www.keyon.com. We will provide to any person without charge a copy of our code of ethics, upon written request to the following address: KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164, Attention: General Counsel.

Item 11. Executive Compensation.

Summary Compensation Table

          The following table summarizes the annual and long-term compensation paid to Jonathan Snyder, our Chief Executive Officer and interim Chief Financial Officer, A. Robert Handell, our Executive Vice President, Chief Operating Officer and Secretary and Annette Eggert, who served as our Chief Financial Officer until December 4, 2010, whom are jointly refers to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)

Jonathan Snyder	2010	150,000	—	188,816	—	338,816
President and Chief Executive Officer (principal executive officer)	2009	127,083	—	110,025	—	237,108
Annette Eggert	2010	114,000	—	288,682	—	402,682
Chief Financial Officer (2)	2009	125,159	—	114,347	—	239,506
A. Robert Handell	2010	125,000	—	194,330	—	319,330
Executive Vice President and Chief Operating Officer	2009	127,088	—	113,359	—	240,447
Jason Lazar	2010	122,394	—	194,330	—	316,724
Vice President of Corporate development and General Counsel	2009	100,000	—	113,359	—	213,359

(1)

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). For information regarding our valuation of option awards, see “Note 2 – Liquidity and financial Condition — Stock-Based Compensation.”

(2)

Annette Eggert served as our Chief Financial Officer until December 4, 2010. Upon her departure, the vesting of Ms. Eggert’s options was accelerated by the Board of Directors, such that both of the option awards granted to her under the 2007 Incentive Stock and Awards Plan are fully vested. Jonathan Snyder is currently serving as our interim Chief Financial Officer and Treasurer effective as of December 4, 2010.

Option Awards

          Our Board of Directors approved awards of stock options pursuant to the 2007 Incentive Stock and Awards Plan in 2009 and 2010. On June 1, 2009, our Board of Directors approved stock option awards for Ms. Eggert and Messrs. Snyder, Handell and Lazar equal to 80,650 stock options, 330,000 stock options, 340,000 stock options and 340,000 stock options, respectively. These stock option awards vested one-fourth upon the first anniversary of the date of grant and in equal installments equal to one thirty-sixth of the remaining options, each month thereafter.

Outstanding Equity Awards at Fiscal Year-End

          The following table summarizes the outstanding equity awards to the Company’s named executive officers as of December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Jonathan Snyder	75,000	—	4.00	08/08/2017
	130,625	199,375	0.25	06/01/2019

Annette Eggert	120,886	—	2.48	06/01/2017
	80,650	—	0.25	06/01/2019

A. Robert Handell	37,500	—	4.00	08/08/2017
	134,583	205,417	0.25	06/01/2019

Jason Lazar	37,500	—	4.00	08/08/2017
	134,583	205,417	0.25	06/01/2019

2007 Incentive Stock and Awards Plan

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan. The purpose of the 2007 Incentive Stock and Awards Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2007 Incentive Stock and Awards Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Incentive Stock and Awards Plan is administered by our Board of Directors. Generally, each of the awards granted under the 2007 Incentive Stock and Awards Plan, including those listed in the above table, vest one-fourth (or 25%) upon the first anniversary of the date of the grant and in equal installments, each month thereafter, for a period of thirty-six months, provided that the awardee remains continually employed by us.

2010 Incentive Stock and Awards Plan

          On July 24, 2010, our Board of Directors and stockholders adopted the 2010 Incentive Stock and Awards Plan (the “2010 Plan”) at our annual meeting. Under the 2010 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2010 Plan is administered by our Board of Directors.

Director Compensation

          Our Board of Directors consists solely of executive officers. The current members of the Board of Directors consisting of Jonathan Snyder and A. Robert Handell do not receive compensation for serving that capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 28, 2011 by (i) each person known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

          The percentages of common stock beneficially owned are reported under the regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as otherwise indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and investment power with respect to the shares listed and each person’s address is c/o KeyOn Communications Holdings, Inc., 11742 Stonegate Circle, Omaha, Nebraska 68164. As of March 28, 2011, the Company had 23,768,211 shares outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)	Number of Series A Preferred Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)

The California Capital Limited Partnership	26,615,068	(2)	52.8%	26,615,068	100%

Jonathan Snyder	2,245,912	(3)	9.2%	—	*

Jerome Snyder	2,196,365	(4)	9.0%	—	*

Dynamic Broadband Corporation	2,037,574	(5)	8.6%	—	*

Liviakis Financial Communications, Inc.	2,000,000	(6)	8.4%	—	*

Robert B. Prag	1,363,650	(7)	5.7%	—	*

Jason Lazar	750,375	(8)	3.1%	—	*

A. Robert Handell	726,563	(9)	3.0%	—	*

Annette Eggert	201,536	(10)	*	—	*

All directors and executive officers as a group (4 persons)	3,722,850		14.3%	—	*

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 23, 2011. Any shares of common stock not outstanding which are subject to such options, warrants, rights or conversion privileges are deemed outstanding and held by the holder of such options, warrants rights or conversion privileges for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Represents 16,315,068 shares of common stock issuable upon the conversion of 16,315,068 shares of Series A Preferred Stock that are currently outstanding and 10,300,000 shares of common stock issuable upon the exercise of Series A Preferred Warrants. However, each share of Series A Preferred Stock or Series A Preferred Warrant exercisable into shares of Series A Preferred Stock shall have the right to three (3) votes for each share of Common Stock into which such share of Series A Preferred Stock could then be converted. As a result, the total voting power of the outstanding shares held or exercisable by The California Capital Limited Partnership is equal to 77.06%.

(3)	Includes 405,000 shares of common stock issuable upon the exercise of options and 346,875 shares of common stock issuable upon the exercise of warrants.

(4)

Includes 96,072 shares of common stock issuable upon the exercise of options and 646,875 shares of common stock issuable upon the exercise of warrants. The address of Jerome Snyder is 8628 Scarsdale Drive, Las Vegas, Nevada 89117.

(5)	The address of Dynamic Broadband Corporation is c/o Corridor Management, 101 First Avenue, SE PO Box 607, Cedar Rapids, IA 52406, Attn: Dennis Wangeman.

(6)

Common stock issued for professional services rendered May 2009 through April 2010. The address of Liviakis Financial Communications, Inc. is 655 Redwood Highway, Suite #395, Mill Valley, California 94941.

(7)	The address of Robert B. Prag is 2455 El Amigo Road, Del Mar, California, 92014.

(8)	Includes 377,500 shares of common stock issuable upon the exercise of options and 61,816 shares of common stock that are held by Lauren Lazar, Jason Lazar’s spouse.

(9)

Includes 377,500 shares of common stock issuable upon the exercise of options and 74,345 shares of common stock that are held jointly by A. Robert Handell and Dani Jo Handell, A. Robert Handell’s spouse.

(10)

Includes 201,536 shares of common stock issuable upon the exercise of options. Annette Eggert served as our Chief Financial Officer until December 4, 2010. Upon her departure, Jonathan Snyder began serving as our interim Chief Financial Officer and Treasurer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          We entered into a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). A shareholder of ours, who formerly served on our Board of Directors, is also a minority shareholder and director of Sun West Bank. As a member of Sun West Bank’s Board of Directors and Loan Committee, the shareholder abstained from voting on this transaction as required under the applicable banking regulations. On June 18, 2009, we entered into a Change in Terms Agreement with Sun West Bank, whereby we made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the Loan to $4.05 million, modified the interest rate so that interest accrued interest at the rate of 7.25% per annum and extended the maturity date until June 4, 2015. We satisfied the indebtedness and other obligations to Sun West Bank arising under the Loan, the Change of Terms Agreement, and the other loan and security documents on February 5, 2010 as a result of our payment of $4,112,348 to Sun West Bank. We also repaid a revolving line of credit with Sun West Bank on February 5, 2010, thereby extinguishing all current and future liability to Sun West Bank.

Director Independence

          By unanimous written consent of the Board of Directors, our independent directors resigned, effective May 11, 2009. The current member of our Board of Directors is not independent using the definition of independence under Nasdaq Marketplace Rule 4200 (a)(15).

Item 14. Principal Accountant Fees and Services.

          Marcum LLP has served as our independent registered public accounting firm since June 11, 2010.

          L.L. Bradford & Company, LLC previously served as independent registered public accounting firm from August 2007 until June 11, 2010. L.L. Bradford & Company, LLC was also our independent registered public accounting firm for periods prior to August 2007, when we were privately held.

Fees paid to Marcum LLP and L.L. Bradford & Company, LLC

          The following table shows the aggregate fees we paid for professional services provided to us by Marcum LLP and L.L. Bradford & Company, LLC for 2010 and 2009:

	2010	2009

Marcum LLP
Audit Fees	$92,700	$—
Audit-Related Fees	11,200	—
Tax Fees	18,500	—
All Other Fees	0	—

L.L. Bradford & Company, LLC
Audit Fees	12,500	87,500
Audit-Related Fees	7,700	850
Tax Fees	3,300	10,000
All Other Fees	0	0

Total	$145,900	$98,350

Audit Fees

          Marcum LLP billed us audit fees in the aggregate amount of $92,700 for the year ended December 31, 2010. These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

          L.L. Bradford & Company, LLC billed us audit fees in the aggregate amount of $12,500 for the year ended December 31, 2010 and $87,500 for the year ended December 31, 2009. These fees relate to the review of our interim quarterly financial statements.

Audit-Related Fees

          Marcum LLP billed us audit-related fees in the aggregate amount of $11,200 for the year ended December 31, 2010. These fees relate primarily to the review of our registration statements and related consents, audit of acquired companies or assets and audit related consulting.

          L.L. Bradford & Company, LLC billed us audit-related fees in the aggregate amount of $7,700 for the year ended December 31, 2010 and $850 for the year ended December 31, 2009. These fees relate primarily to the review of our registration statements and related consents and audit related consulting.

Tax Fees

          Marcum LLP billed us tax fees in the aggregate amount of $18,500 for the year ended December 31, 2010.

          L.L. Bradford & Company, LLC billed us tax fees in the aggregate amount of $3,300 for the year ended December 31, 2010 and $10,000 for the year ended December 31, 2009.

All Other Fees

          No fees of this sort were billed by Marcum LLP or L.L. Bradford & Company, LLC during 2010 or 2009.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of December 21, 2009, by and between KeyOn Communications Holdings, Inc. and Affinity Wireless Solutions, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 22, 2009).

2.2

Asset Purchase Agreement, dated as of December 21, 2009, by and between KeyOn Communications Holdings, Inc. and RidgeviewTel, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 22, 2009).

2.3

First Amendment to Asset Purchase and Sale Agreement, dated as of December 21, 2009, by and between KeyOn Communications Holdings, Inc. and RidgeviewTel, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 6, 2010).

2.4

Asset Purchase Agreement, dated as of April 30, 2010, by and between KeyOn Communications Holdings, Inc. and Dynamic Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

2.5

Asset Purchase Agreement, dated as of July 2, 2010, by and between KeyOn Communications Holdings, Inc. and Technology Specialists Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on July 7, 2010).

2.6

Amendment No. 1 to the Asset Purchase Agreement, dated as of July 2, 2010, by and between KeyOn Communications Holdings, Inc. and Technology Specialists Group, Inc. (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc., filed with the Securities and Exchange Commission on February 22, 2011).

2.7

Asset Purchase Agreement, dated as of August 2, 2010, by and between KeyOn Communications Holdings, Inc. and Southwest Wireless Net, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 5, 2010).

2.8

Asset Purchase Agreement, dated September 23, 2010, by and between KeyOn Communications, Inc., CommPartners, LLC, CommPartners Network Services, LLC, CommPartners Holding Corporation and CommPartners Carrier Services Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on September 24, 2010).

2.9

Asset Purchase Agreement, dated as of October 23, 2010, by and between KeyOn Communications Holdings, Inc. and On a Wave Wireless, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 25, 2010).

2.10

Asset Purchase Agreement, dated as of December 9, 2010, by and between KeyOn Communications Holdings, Inc. and Wells Rural Electric Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 13, 2010).

2.11	Asset Purchase Agreement, dated as of February 1, 2011, by and between KeyOn Communications Holdings, Inc. and Skybeam, Inc. (filed herewith).

2.12

Asset Purchase Agreement, dated as of February 10, 2011, by and between KeyOn Communications Holdings, Inc. and ERF Wireless, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Key-On Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 11, 2011).

3.1

Second Amended and Restated Certificate of Incorporation of KeyOn Communications Holdings, Inc. (incorporated by reference to Exhibit A to the Schedule 14A of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 4, 2011).

3.2

Amended and Restated Bylaws of KeyOn Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

3.3

First Amendment to the Amended and Restated By-laws of KeyOn Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 9, 2010).

4.1

Form of Warrant, dated February 19, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Key-On Communications Holdings, Inc., filed with the Securities and Exchange Commission on February 19, 2010).

4.2

Form of Warrant, dated February 19, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Key-On Communications Holdings, Inc., filed with the Securities and Exchange Commission on February 19, 2010).

4.3

Form of Warrant, dated February 19, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Key-On Communications Holdings, Inc., filed with the Securities and Exchange Commission on February 19, 2010).

4.4

Form of Warrant issued to Guarantors of Business Loan Agreement with Sun West Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on February 14, 2008).

4.5

Registration Rights Agreement, dated February 1, 2010, by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership, LP (incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Annual Report on Form 10-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on April 16, 2010).

4.6

Amendment to Warrant, dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc., filed with the Securities and Exchange Commission on February 28, 2011).

10.1*

KeyOn Communications Holdings, Inc. 2007 Stock and Awards Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.2*

First Amendment to KeyOn Communications Holdings, Inc. 2007 Stock and Awards Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 29, 2010).

10.3*

Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.4*

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

10.5*

KeyOn Communications Holdings, Inc. 2010 Incentive Stock and Awards Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on October 29, 2010).

10.6

Conversion Agreement, dated December 3, 2010, by and between KeyOn Communications, Inc. and The California Capital Limited Partnership, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on December 9, 2010).

10.7

Amendment No. 1 to Agreement and Waiver under Secured Convertible Promissory Note, dated January 31, 2011, entered into by and between KeyOn Communications Holdings, Inc. and The California Capital Limited Partnership, LP (filed herewith).

10.8

Security Agreement and Promissory Note, by and between KeyOn Communications Holdings, Inc. and Zion Credit Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on November 24, 2010).

16.1

Letter from L.L. Bradford & Company, LLC, dated June 16, 2010 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on June 16, 2010).

21.1

Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on August 10, 2007).

23.1	Consent of Marcum LLP (filed herewith).

23.2	Consent of L.L. Bradford & Company, LLC (filed herewith)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan arrangement.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: March 30, 2011	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Jonathan Snyder	President, Chief Executive Officer and Director	March 30, 2011
(Principal Executive Officer)
Jonathan Snyder

/s/ Jonathan Snyder	Chief Financial Officer (Principal Financial	March 30, 2011
Officer and Principal Accounting Officer)
Jonathan Snyder

/s/ A. Robert Handell	Director	March 30, 2011

A. Robert Handell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
KeyOn Communications Holdings, Inc.

          We have audited the accompanying consolidated balance sheet of KeyOn Communications Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyOn Communications Holdings, Inc. and Subsidiary, as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum, LLP
New York, NY
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KeyOn Communications Holdings, Inc.

          We have audited the accompanying consolidated balance sheets of KeyOn Communications Holdings, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. KeyOn Communications Holdings, Inc.’s management are responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KeyOn Communications Holdings, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 9, 2010
Las Vegas, Nevada

KEYON COMMUNICATIONS HOLDINGS, INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$766,264	$125,083
Accounts receivable, net of allowance for doubtful accounts	282,951	155,228
Marketable securities	5,746,612	—
Prepaid expenses and other current assets	278,671	228,446

Total current assets	7,074,498	508,757

PROPERTY AND EQUIPMENT - Net	3,406,340	1,614,454

OTHER ASSETS
Goodwill	1,815,095	1,341,816
Subscriber base - net	864,867	182,669
Trademarks	16,567	16,667
Deposits	85,386	70,416
Debt issuance costs - net	278,880	117,548

Total other assets	3,060,795	1,729,116

TOTAL ASSETS	$13,541,633	$3,852,327

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,017,896	$1,727,188
Accrued expenses	186,482	145,557
Accrued interest expenses	1,096,787	82,512
Revolving line ine of credit	1,215,938	100,000
Term loan payable - related party	—	147,016
Current portion of notes payable	396,847	28,713
Current portion of capital lease obligations	644,119	643,039
Deferred Rent	66,835	63,665
Deferred revenue	253,596	213,674
Derivative liability	2,390,515	—

Total current Liabilities	8,269,014	3,151,364

LONG-TERM LIABILITIES:
Term loan payable - related party	—	3,902,984
Convertible note (net of a $13,041,549 discount)	1,958,451	—
Notes payable, less current maturities	505,312	7,842
Capital lease obligations, less current portion	145,605	503,477
Deferred rent liability, less current portion	16,147	80,094
Deferred tax liability	165,471	—

Total long term liabilites	2,790,986	4,494,397

TOTAL LIABILITIES	11,060,000	7,645,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT):
Preferred Stock - 60,000,000 shares authorized with 60,000,000 shares designated in the following classes:
Series Cal Cap perferred stock, 30,000,000 shares authorized; 0 shares issued	—	—
Series KIP perferred stock, 0.0001 par value; 30,000,000 shares authorized:; 0 shares issued	—	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 23,668,211 and 20,686,056 shares issued and outstanding at December 31, 2010 and 2009, respectively	23,668	20,686
Additional paid-in capital	28,718,581	24,490,604
Accumulated deficit	(26,261,840)	(28,304,724)
Accumulated other comprehensive income	1,224	—

Total stockholders’ equity (deficit)	2,481,633	(3,793,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$13,541,633	$3,852,327

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2010	2009

REVENUES:
Service and installation revenue	$7,415,493	$6,724,710
Support and other revenue	108,185	173,522

Total revenues	7,523,678	6,898,232

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	5,129,802	3,505,812
Network operating	3,342,913	2,804,905
Professional fees	1,901,117	1,022,631
Depreciation and amortization	2,080,303	2,423,657
General and administrative	1,509,843	1,256,141
Installation	267,427	168,761
Marketing and advertising	390,376	86,209
Goodwill impairment	—	299,322

Total operating costs and expenses	14,621,781	11,567,438

LOSS FROM OPERATIONS	(7,098,103)	(4,669,206)

OTHER INCOME (EXPENSE):
Gain on acquisition	—	21,686
Other income	145,804	1,495,928
Interest income	6,114	3
Interest expense	(3,454,945)	(2,256,071)
Loss on note repaid in common stock		(1,188,042)
Fair value of derivative in excess of debt proceeds	(29,792,150)
Change in fair value of derivative	42,401,635	—

Total other income (expense)	9,306,458	(1,926,496)

NET INCOME (LOSS) BEFORE TAXES	$2,208,355	$(6,595,702)
Income taxes	(165,471)	—

NET INCOME (LOSS)	$2,042,884	$(6,595,702)

OTHER COMPREHENSIVE INCOME (LOSS)

Net decrease (loss)	2,042,884	(6,595,702)
Unrealized gain on investments	1,224	—

Total comprehensive income (loss)	$2,044,108	$(6,595,702)

Net income (loss) per common share, basic	$0.09	$(0.49)

Net income (loss) per common share, diluted	$(0.17)	$(0.49)

Weighted average common shares outstanding, basic	22,647,487	13,496,761

Weighted average common shares outstanding, diluted	42,110,070	13,496,761

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Total Stockholders’ Equity (Deficit)

	Shares	Amount

BALANCE, January 1, 2009 (Note 1)	8,771,350	$8,771	$17,372,803	$(21,709,022)	$		$(4,327,448)

Stock issued for stock options exercised in December 2008	57,487	57	(57)	—			—

Amortization of stock issued for professional fees			66,249				66,249

Common stock issued in exchange for settlement of secured subordinated note $1,188,042 loss on settlement	2,376,090	2,376	2,373,708	—			2,376,084

Stock issued upon contractual conversion of subordinated notes	1,316,979	1,317	327,927	—			329,244

Common stock issued for professional services, May 11, 2009	2,120,000	2,120	(2,120)	—			—

Common Stock Issued - Subscription sale, May 2009	731,317	731	138,219	—			138,950

Stock Based Compensation, 2009	—	—	532,243	—			532,243

Warrant issued with short term loan, June 30, 2009	—	—	91,245	—			91,245

Common Stock Issued - Subscription sale, June 2009	1,250,000	1,250	473,750	—			475,000

Common Stock Issued - Subscription sale, July 2009	1,400,000	1,400	698,600	—			700,000

Warrants Issued with Convertible Notes, June 30, 2009			14,753	—			14,753

Common Stock Exchanged for Professional Services July 31, 2009	50,000	50	47,450	—			47,500

Warrant issued with short term loan, July 31, 2009	—	—	27,640	—			27,640

Common Stock Issued - Subscription sale, August, 2009	1,670,000	1,670	833,330	—			835,000

Warrant Expense for Professional Services, August 31, 2009 (commissions)	—	—	53,764	—			53,764

Warrant Expense for Professional Services, September 30, 2009	—	—	71,162	—			71,162

Common Stock Issued - Subscription sale, October 1, 2009	66,667	67	99,933	—			100,000

Common Stock Issued - Subscription sales during October 31, 2009	626,667	627	734,934	—			735,561

Common Stock Exchanged for Professional Services, October 31, 2009	75,000	75	112,425	—			112,500

Common Stock Issued - Subscription sale, November 30, 2009	33,333	33	49,967	—			50,000

Common Stock Exchanged for Professional Services, December 31, 2009	27,778	28	61,917	—			61,945

Acquisition of SkyWi, December 31, 2009	33,388	34	66,409	—			66,443

Common stock issued pursuant to a restriced stock agreement	80,000	80	(80)	—			—

Stock Based Compensation awards issued prior to January 1, 2009	—	—	150,000	—			150,000

Proceeds from exercise of warrants for 2,865 shares issued in January 2010		—	1,433	—			1,433

Investor depostis received on December 31, 2009 for 66,667 shares issued in January 2010	—	—	100,000	—			100,000

Commissions on sale of common stock	—	—	(7,000)	—			(7,000)

Net loss for the year ended December 31, 2009	—	—	—	(6,595,702)			(6,595,702)

Balance, January 1, 2010	20,686,056	20,686	24,490,604	(28,304,724)		—	(3,793,434)

Subscription sale in December 31, 2009, Stock issued in January 2010	66,667	67	(67)				—

Exercise of Warrants December 2009, stock issued in January 2010	2,865	3	(3)				—

Common Stock Issued for Exercised Warrants, January 2010	228,774	229	268,379				268,608

Common Stock issued for Professional Services, January through February 2010	55,556	56	123,834				123,890

Purchase of Affinity Wireless for Stock February 3, 2010	141,521	141	410,269				410,410

Common stock issued - exercise of warrants April 2010	250,000	250	187,250				187,500

Purchase of RidgeviewTel, LLC for Stock April 1, 2010	168,733	169	151,691				151,860

Purchase of Dynamic Broadband Corporation for stock May 28, 2010	2,037,574	2,037	1,526,145				1,528,182

Purchase of TS Wireless July 2, 2010	30,465	30	18,249				18,279

Stock option compensation expense	—	—	1,067,768				1,067,768

Amortization of deferred compensation for stock issued for professional fee			39,754				39,754

Fair value of warrants issued in exchange for professional services			434,708				434,708

Accumulated Other Comp Income				—		1,224	1,224

Net Income for the Year ended December 31, 2010				2,042,884			2,042,884

Balance, December 31, 2010	23,668,211	23,668	28,718,581	(26,261,840)		1,224	2,481,633

See notes to consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31

	2010	2009

CASH FLOWS FROM OPERATIONS:
Net Income (loss)	$2,042,882	$(6,595,702)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Depreciation and amortization	2,079,647	2,423,657
Goodwill asset impairment	—	299,322
Provision for doubtful accounts related to accounts receivable	69,535	—
Write offs of accounts receivable directly to bad debt	181,420
(Gain) Loss on disposal of equipment	(17,457)	88
Stock based compensation expense	1,067,768	682,244
Warrant expense for professional services	434,708	124,926
Professional services paid for or to be paid in common stock	163,644	288,194
Change in fair value of derivative liability	(12,609,485)	—
Non-cash interest expense	2,047,119	246,228
Beneficial conversion interest	—	1,188,042
Deferred income tax liability	165,471	—
Gain on acquisition of SkyWi	—	(21,686)

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(351,911)	(25,636)
Prepaid expenses and other current assets	7,243	18,186
Refundable deposits	(14,970)	(3,589)
Accounts payable and accrued expenses	108,108	(568,056)
Accrued interest expense	1,014,274	—
Deferred rent liability	(60,776)	(56,649)
Deferred revenue	(112,873)	(97,015)

Net cash flows used in operations	(3,785,653)	(2,097,446)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(1,334,796)	(141,896)
Proceeds on disposal of equipment	58,621	—
Deposit for a proposed acquisition	400,000	—
Deposit applied to an acquisition	(400,000)	—
Proceeds from the sale of marketable securities	497,882	—
Cash paid to acquire businesses	(100,000)
Investment in marketable securities	(6,243,270)	—
Proceeds from trademark	100	791

Net cash flows used in investing activities	(7,121,463)	(141,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(250,000)	(40,500)
Payment on revolving line of credit-related parties	(100,000)	—
Payments on term note payable - related parties	(4,050,000)	(450,000)
Payments on notes payable	(199,862)	(492,320)
Proceeds from notes payable	433,297	600,000
Payment on cash overdraft	2,663	(69,592)
Proceeds from subscription sales	—	3,128,944
Proceeds from issuance of convertible note	15,000,000
Payments on capital lease obligations	(959,850)	(440,931)
Proceeds from exercise of common stock purchase warrants	456,108
Proceeds from notes payable - related party	1,215,938	100,001

Net cash flows provided by financing activities	11,548,294	2,335,602

NET INCREASE IN CASH	641,178	97,051

CASH - Beginning of period	125,083	28,032

CASH - End of period	$766,261	$125,083

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES:

Stock issued for acquisition - SkyWi:
Subscriber Base	$—	$22,528
Property and equipment	—	65,600
Less: Gain on acquisition	—	(21,686)

Total stock consideration	$—	$66,442

Stock issued for acquisition - Affinity:
Network equipment	$118,205
Customer premise equipment	20,150
Subscriber base	51,860
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Obligations to subscribers	(7,607)
Goodwill	287,016

Total Stock Consideration	$410,411

RidgeviewTel:
Network equipment	$14,650
Customer premise equipment	71,475
Subscriber base	26,714
Accounts receivable	1,589
Obligations to subscribers	(539)
Goodwill	37,970

Total Stock Consideration	$151,859

Dynamic Broadband:
Network equipment	$674,711
Customer premise equipment	746,153
Subscriber base	658,487
Vehicles	18,925
Office equipment	29,178
Prepaid expenses	8,308
Accounts receivable	18,075
Accounts payable and accrued expenses	(208,621)
Loan payable	(380,617)
Obligations to subscribers	(86,912)
Goodwill	50,495

Total Stock Consideration	$1,528,182

Technology Specialists Group:
Network equipment	$4,489
Customer premise equipment	62,028
Subscriber base	113,260
Office equipment	1,327
Prepaid expenses	9,650
Accounts receivable	1,627
Accounts payable and accrued expenses	(900)
Obligations to subscribers	(10,356)
Goodwill	56,610

Total Stock and Debt Consideration	$237,735

Southwest Wireless Net:
Network equipment	$160,000
Customer premise equipment	75,000
Subscriber base	87,000
Vehicles	4,000
Office equipment	13,000
Prepaid expenses	33,885
Obligations to subscribers	(42,763)
Goodwill	9,879

Total Consideration	$340,000

Less Portion Debt Financed	(240,000)

Cash Consideration	100,000

On A Wave Communications:
Network equipment	$5,869
Customer premise equipment	13,905
Prepaid Expenses	3,046
Subscriber base	39,727
Accounts receivable	2,075
Note Payable	(16,476)
Obligations to subscribers	(4,618)
Goodwill	31,309

Total Debt Consideration	$74,837

Warrants granted for debt issuance costs	$—	$133,638

Capital lease obligations for property and equipment	$234,350	$136,647

Cash payments for:
Interest	$421,083	$697,907

Income Taxes	$—	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

          On August 9, 2007, KeyOn Communications, Inc.(“KeyOn”) became a publicly-traded company upon its completion of a reverse merger and recapitalization with Grant Enterprises, Inc. (“Grant”), a publicly-traded company with no operations (the “Merger”). Grant subsequently changed its name to KeyOn Communications Holdings, Inc. (the “Company”). KeyOn was incorporated on December 16, 2004, under the laws of the State of Nevada.

          The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven Western and Midwestern states: Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. In an effort to generate additional accounting and operational efficiencies, the Company consolidated its eight wholly-owned subsidiaries: KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC (which had previously been referred to as the “related entities”), into one, wholly-owned operating subsidiary: KeyOn Communications, Inc.

Note 2 – Liquidity and Financial Condition

          The Company’s net income amounted to $2,042,884 for the year ended December 31, 2010 and includes a $12,609,485, net credit resulting from the recognition of and change in fair value of derivative liability. The Company’s net loss amounted to $6,595,702 for the year ended December 31, 2009. The Company’s accumulated deficit amounted to $26,261,840 at December 31, 2010. During the year ended December 31, 2010, net cash used in operating activities amounted to $3,785,653. At December 31, 2010, The Company’s working capital amounted to a deficit of $1,194,516, which includes a liability for the fair value of a derivative financial instrument which, if exercised, will result in a net share settlement of up to 20,000,000 shares.

          On February 1, 2010, the Company and The California Capital Limited Partnership LP (“Cal Cap”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to Cal Cap a secured convertible note for the principal sum of $15,000,000 (the “Note”), which Note is convertible into shares of Series Cal Cap Preferred Stock, of the Company (the “Series Cal Cap Preferred Stock”) and shares of common stock, of the Company pursuant to the terms more fully described in Note 7.

          On February 15, 2011, the Company acquired the East Central Texas wireless broadband assets from ERF Wireless, Inc. for an initial payment of $2,700,00. The remaining $300,000 is subject to certain post-closing adjustments (See Note 12 Subsequent Events).

          The Company has undertaken several measures during the year ended December 31, 2010 to streamline its operations and increase its overall revenue generating capabilities by reducing and controlling operating costs and increasing its overall base of subscribers by completing several acquisitions (Note 4). In addition, the Company incurred approximately $1,000,000 of expenses in connection with applying for various loans and grants under the American Recovery and Reinvestment Act of 2009 (“ARRA”). As a result, management anticipates that the Company’s capital resources, which consist of cash and cash equivalents of approximately $766,000 and marketable securities with a fair value of approximately $5,746,000, will enable it to meet its general working capital requirements, repay the current portion of its debt obligations and continue its business development efforts through at least January 1, 2012. However, in order to execute the Company’s long-term strategy and penetrate new and existing markets, the Company may need to raise additional funds, through public, debt financings, or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings or other means; however, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash.

          In addition, the Company received an award under ARRA, specifically, Round Two of the Broadband Initiatives Program (BIP) administered by the Rural Utilities Service (RUS). This federal program allocated $2.5 billion for broadband infrastructure in rural markets and created a new opportunity for us to access federal grants and loans for the build-out of next-generation wireless networks in eligible markets. On September 13, 2010, we were announced as a $10.2 million award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents. We expect to contribute approximately $2 million in matching funds during the project’s construction. We anticipate commencing our project in the second quarter of 2011 and will be substantially complete within two years. Although we are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award, we cannot provide any assurances as to the timing of the funding of the award or whether we will ultimately receive it. By accepting the loan and grant funds, KeyOn also agreed to certain long-term conditions. The RUS will have a continued interest (in the form of a retained security interest) in the assets over their economic life, which is expected to be up to 12 years. In the event of default of the award documents, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of KeyOn, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be unreasonably withheld.

          Subsequent to December 31, 2010, the Company acquired two businesses and the CalCap Note was converted into Series A Preferred Stock as described in Note 12-Subsequent Events.

Note 3 – Summary of Significant Accounting Policies

Reclassifications

          Certain amounts in the December 31, 2009 financial statement have been reclassified to conform to the December 31, 2010 presentation.

Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Consolidation Policy

          The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2010, the Company transferred and assigned all assets and liabilities of its wholly owned subsidiaries into a single subsidiary.

Revenue Recognition

          The Company records revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

          The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one or two year contracts and are billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $284,473 and $213,674 at December 31, 2010 and 2009, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of December 31, 2010, the Company has approximately $369,305 in excess of federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk.

Marketable Securities

          Marketable securities consist of investments in government agencies’ notes. The maximum maturity for any investment is six months. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income (loss). As of December 31, 2010, the Company had an unrealized gain of $1,224 relating to the marketable securities.

Property and Equipment

          Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from 3 to 5years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

          The guidance from the Financial Accounting Standards Board “FASB” guidance on asset retirement obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated costs. This guidance requires the recognition of an asset retirement obligation and an associated asset retirement cost when there is a legal obligation associated with the retirement of tangible long-lived assets. The Company’s network equipment is installed on both buildings in which the Company has a lease agreement (“Company Locations”) and at customer locations. In both instances, the installation and removal of the Company’s equipment is not complicated and does not require structural changes to the properties where the equipment is installed. Costs associated with the removal of the Company’s equipment at company or customer locations are not material, and accordingly, the Company has determined that it does not presently have asset retirement obligations under the FASB’s accounting guidance.

Goodwill and Intangible Assets

          We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Upon consideration of our operations, we have determined that KeyOn operates a single reporting unit.

          Our business includes one goodwill reporting unit. We annually review goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. We performed our annual goodwill impairment test on our designated testing dates of December 31, 2009 and 2010 using both the income approach and market approach with assumptions that our management believes are appropriate in the circumstances. Based upon the results, we determined that it would be appropriate to record a goodwill impairment charge of $299,322 for the year ended December 31, 2009 to reduce the carrying amount to its net realizable value. We determined that goodwill was not impaired as of December 31, 2010.

          Our amortizable intangible assets consist of acquired subscriber bases. These costs are being amortized using the straight-line method over their estimated useful lives. We amortize customer relationships on a straight line basis over a 36 to 48 month estimated useful life.

          We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. We intend to re-evaluate the carrying amounts of our amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

          The table of all of our common stock equivalents is as follows (in thousands):

	December 31,

	2010	2009

Common stock purchase warrants	3,750	3,936
Stock options	2,159	2,440
Convertible notes	18,027	0

	23,936	6,376

          The numerator in the loss per share calculation for the year ended December 31, 2010 gives effect to addbacks of (i) $1,085,938 of contractual interest expense under our convertible notes, and (ii) $1,958,541 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $12,609,485 net credit related to the recognition of and change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the year ended December 31, 2010 includes (i) 1,061,054 employee stock options and (ii) 372,093 common stock purchase warrants, each with exercises prices that are less than the average share price of $0.86 per share for the year ended December 31, 2010 and (iii) 18,027,397 prorated for the weighted average number of common shares underlying the conversion option embedded in our convertible notes described in Note 7.

          The adjustment for employee stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in our notes was calculated using the “if converted” method.

Share-Based Payments

          We account for share based payments in accordance with ASC 718 Compensation — Stock Payments which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. We calculate the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

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

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

          Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at December 31, 2010

	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$5,746,612	$5,746,612	$—	$—
Derivative liability	$2,390,515	$—	$—	$2,390,515

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

          The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2010	December 31, 2009
Beginning Balance	$—	$—
Aggregate fair value of derivative issued	44,792,150	—
Issuance date charge for difference between fair value and note proceeds	(29,792,150)	—
Change in fair value of derivative included in income	(12,609,485)	—

		—

Ending Balance	$2,390,515	$—

          The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 7 (disclosure of Notes, Loans and Derivative Liabilities), which appears on page 63 of the notes to the Company’s consolidated financial statements.

          In accordance with the provisions of ASC 815, the Company presented the conversion option liability at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods. As disclosed in Note 7, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of December 31, 2010 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

          The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from quoted market prices; the term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

          At the time the Company issued the convertible note on February 5, 2010, the Company bifurcated the derivative from its debt host in accordance with ASC 815. The issuance date fair value of the derivative amounted to approximately $44,792,150, which exceeded the $15,000,000 of proceeds received by the Company upon the issuance of the convertible secured note. As a result, the Company recorded a $29,792,150 charge to the statement of operations for the difference between the fair value of the derivative at the commitment date of the note transaction and the proceeds received from the note holder. The carrying amount of the derivative was adjusted to its fair value of $2,390,515 at December 31, 2010.

          The overall decrease in the fair value of the derivative amounted to $42,401,635 between February 5, 2010 and December 31, 2010. The decrease was recorded in the Company’s statement of operations for the year ended December 31, 2010. As a result, the Company recorded $12,609,485 of other income which is the net of the $29,792,150 charge recorded upon the issuance of the convertible note on February 5, 2010 and the approximately $42,401,635 decrease in its fair value through December 31 2010. The decrease in the fair value of the derivative is principally attributable to the reduction in the price of the Company’s common stock from February 5, 2010 through December 31, 2010. The fair value of the Company’s common stock amounted to $2.90 on February 5, 2010 and decreased by 85% to a fair value of $0.42 on December 31, 2010. Further, the conversion option was in the money at its date of issuance with an intrinsic value of $2.15 per share and was out of the money by $0.33 per share on December 31 2010.

Recent Accounting Pronouncements

          In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” ASC 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations. Disclosures have been modified to reflect the new requirements.

          The FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

          In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

          Other accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

Note 4 - Business Combinations

SkyWi, Inc.

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

Affinity Wireless, LLC:

          On February 3, 2010, the Company purchased the assets of Affinity Wireless, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 141,521 shares of common stock. The value of the stock on the date of issuance was $2.90 for a total purchase price of $410,411. This acquisition enables the Company to expand its business into the geographical region in and around Ottumwa, Iowa. The purchase price breakdown is as follows:

Network equipment	$118,205
Customer premise equipment	20,150
Subscriber base	51,860
Vehicles	9,840
Office equipment	5,795
Prepaid expenses	2,580
Accounts receivable	3,401
Accounts payable and accrued expenses	(11,342)
Loan payable	(69,487)
Obligations to subscribers	(7,607)
Goodwill	287,016

Total consideration	$410,411

RidgeviewTel, LLC

          On April 1, 2010, the Company purchased substantially all of the Illinois wireless broadband assets of RidgeviewTel, LLC, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 168,733 shares of common stock. The value of the stock on the date of the initial issuance was $0.90 for a total purchase price of $151,859. This acquisition enables the Company to expand its business into the geographical region in and around Mt. Vernon, Illinois. The preliminary purchase price breakdown is as follows:

Network equipment	$14,650
Customer premise equipment	71,475
Subscriber base	26,714
Accounts receivable	1,589
Obligations to subscribers	(539)
Goodwill	37,970

Total consideration	$151,859

Dynamic Broadband Corporation

          On May 28, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business of Dynamic Broadband Corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for 2,005,306 shares of common stock initially upon close and an additional 32,268 shares issued after the completion of the required purchase price adjustments. The value of the stock on the date of the initial issuance was $0.75, for a total purchase price of $1,528,182. This acquisition enables the Company to expand its business into the geographical region in and around Cedar Rapids, Iowa and Rochester, Minnesota. The preliminary purchase price breakdown is as follows:

Network equipment	$674,711
Customer premise equipment	746,153
Subscriber base	658,487
Vehicles	18,925
Office equipment	29,178
Prepaid expenses	8,308
Accounts receivable	18,075
Accounts payable and accrued expenses	(208,621)
Loan payable	(380,617)
Obligations to subscribers	(86,912)
Goodwill	50,495

Total consideration	$1,528,182

TS Wireless

          On July 2, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business known as TS Wireless from Technology Specialists Group, Inc., pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for $219,456 in cash over a period of two years, subject to certain adjustments, and issue 30,465 shares of common stock at a fair value of $0.60 per share, for a total purchase price of $237,735. This acquisition enables the Company to expand its business into the geographical region in and around Champaign, Illinois. The preliminary purchase price breakdown is as follows:

Network equipment	$4,489
Customer premise equipment	62,028
Subscriber base	113,260
Office equipment	1,327
Prepaid expenses	9,650
Accounts receivable	1,627
Accounts payable and accrued expenses	(900)
Obligations to subscribers	(10,356)
Goodwill	56,610

Total consideration	$237,735

Southwest Wireless Net, Inc.

          On August 3, 2010, the Company purchased substantially all of the assets of the wireless Internet service provider business from Southwest Wireless Net, Inc., a Minnesota corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets for $340,000 of which $100,000 was paid in cash on closing and $240,000 is a note payable, subject to certain adjustments. This acquisition enables the Company to expand the business into the geographical region in and around Worthington, Minnesota. The preliminary purchase price breakdown is as follows:

Network equipment	$160,000
Customer premise equipment	75,000
Subscriber base	87,000
Vehicles	4,000
Office equipment	13,000
Prepaid expenses	33,884
Obligations to subscribers	(42,763)
Goodwill	9,879

Total consideration	$340,000

On A Wave Wireless, Inc

          On November 5, 2010, the Company purchased substantially all of the assets and assumed certain liabilities of the wireless Internet service provider business from On a Wave Wireless, Inc., an Iowa corporation, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts receivable and tower leases for $74,837, payable in two semi-annual non-interest bearing payments of $59,000 through October 11, 2011. This acquisition enables the Company to expand the business into the geographical region in and around Onawa, Iowa. The preliminary purchase price breakdown is as follows:

Network equipment	$5,869
Customer premise equipment	13,905
Prepaid expenses	3,046
Subscriber base	39,727
Accounts receivable due to subscriber	2,075
Obligations to subscribers	(4,618)
Note Payable	(16,476)
Goodwill	31,309

Total consideration	$74,837

Pro forma financials

          The Company accounted for these business combinations using the acquisition method of accounting. The results of operations for the year ended December 31, 2010, including the revenues and expenses of these acquired businesses, are included in the Company’s results of operations since their respective dates of acquisition.

          The pro-forma financial results for the years ended December 31, 2010 and 2009, combines the historical results of Southwest Wireless Net, Inc., TS Wireless, Dynamic Broadband Corporation, RidgeviewTel, LLC, Affinity, LLC and On A Wave Wireless, Inc. with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

	Year Ended
	December 31, 2010	December 31, 2009

Total revenues	$8,785,346	$10,063,014
Loss from operations	$(6,940,180)	$(3,884,973)
Net income/(loss) available to common stockholders	$2,379,414	$(6,155,132)
Net income/(loss) per share, basic	$0.10	$(0.39)
Net income/(loss) per share, diluted	$(0.17)	$(0.39)
Pro forma weighted average shares outstanding, basic	23,534,327	15,859,043
Pro forma weighted average shares outstanding, diluted	42,995,391	15,859,043

          The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions of these businesses taken place at the beginning of each of the periods presented nor is the pro-forma financial information intended to project expected results for any future period.

Note 5 – Property and Equipment

Property and equipment at December 31, 2010 and 2009, consisted of the following:

	December 31, 2010	December 31, 2009

Subscriber equipment	$7,027,318	$6,206,078
Fixed wireless tower site equipment	5,253,097	2,816,295
Software and consulting costs	633,704	594,170
Computer and office equipment	703,467	459,089
Vehicles	243,107	242,574
Leasehold improvements	315,012	312,100

Property and equipment	14,175,706	10,630,306
Less: accumulated depreciation	(10,769,366)	(9,015,852)

Property and equipment, net	$3,406,340	$1,614,454

          Depreciation expense amounted to $1,784,795 and $2,021,055 for the years ended December 31, 2010 and 2009 respectively. The total amount of fixed assets acquired under equipment leases amounted to $3,857,325 less accumulated depreciation of $3,456,057 for a net balance of $401,268 as of December 31, 2010,

Note 6 – Intangible Assets

	December 31,
Goodwill Detail	2010	2009

Pocatello Acquisition Goodwill	$165,016	$165,016
Speednet Acquisition Goodwill	1,176,800	1,176,800
Affinity Acquisition Goodwill	287,016	—
Dynamic Broadband Acquisition Goodwill	50,495	—
RidgeviewTel Acquisition Goodwill	37,970	—
TS Wireless Acquisition Goodwill	56,610	—
Southwest Wireless Acquisition Goodwill	9,879	—
On A Wave Acquisition Goodwill	31,309	—

Goodwill- December 31, 2010	$1,815,095	$1,341,816

Subscriber Base

Subscriber Base-December 31, 2009	$1,313,415
Affinity Acquisition Subscriber Base	51,861
Dynamic Broadband Acquisition Subscriber Base	26,714
RidgeviewTel Acquisition Subscriber Base	658,487
TS Wireless Acquisition Subscriber Base	113,260
Southwest Wireless Acquisition Subscriber Base	87,000
On A Wave Acquisition Subscriber Base	39,727

Subscriber Base- December 31, 2010	2,290,464
Less accumulated amortization	(1,425,597)

Subscriber Base, net	$864,867

Trademarks were $16,567 and 16,667 as of December 31, 2010 and 2009, respectively.

Amortization expense for the year ended December 31, 2010 and 2009 was $294,851 and $402,602, respectively.

Estimated amortization expense for future fiscal years is as follows:

For the years ending December,
2011	$360,015
2012	335,713
2013	149,184
2014	19,955

$864,867

Note 7 – Notes, Loans and Derivative Liabilities

Lines of Credit:

          In August 2010, the Company entered into a Portfolio Loan Account agreement with Morgan Stanley for an amount up to $5,000,000, under which it may borrow up to the amount of marketable securities held by the Company. The amount outstanding at December 31, 2010 was $1,215,938 at an interest rate of 2.76%. The borrowings are due on demand therefore all of the outstanding balance has been classified as current. The facility agreement expires on March 31, 2011. The remaining balance outstanding of approximately $1.2 million will be repaid with proceeds to be received from sales of marketable securities. As of December 31, 2010, the available amount under this facility was $3,784,062.

          The Company was obligated under a line of credit loan with Sun West Bank that had an outstanding principal balance of $100,000 at December 31, 2009. The line of credit was fully paid as of September 30, 2010. The line of credit was guaranteed by a shareholder and officer of the Company.

Notes Payable

	December 31,

	2010	2009

Note payable to Nevada State Bank in monthly installments of $10,828 including interest at 7% through October 2014.	$425,087	$—

Note payable in connection with acquisition of assets and assumption of certain liabilities of Southwest Wireless, payable in quarterly non-interest bearing payments of $30,000 through August 1, 2012. (Note 4)	210,000	—

Note payable in connection with acquisition of assets and assumption of certain liabilities of TS Wireless, payable in quarterly non-interest bearing payments of $18,750 through June 30, 2012. (Note 4)	184,456	—

Note payable in connection with acquisition of assets and assumption of certain liabilities of On A Wave Wireless, Inc., payable in two semi-annually non-interest bearing payments of 59,000 through October 11, 2011. (Note 4)	59,000	—

Note payable to a Blencoe State Bank assumed in connection with acquisition of On A Wave Wireless, Inc., payable in monthly installments of $450 including interest at 7.25% through May 2014. (Note 4)	15,774	—

Note payable to GMAC, payable in 60 monthly installments including interest at 9.1%		6,374

Note payable to American National Bank, payable in 48 monthly installments including interest at 7.8%.	7,842	30,181

	902,159	36,555
Current portion	396,847	28,713

Non-current portion	$505,312	$7,842

          Future minimum payments under notes payable, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2010;

2011	$396,847
2012	286,222
2013	123,503
2014	95,587

$902,159

Installment Obligations:

          On February 1, 2010, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with The California Capital Limited Partnership (“CalCap”). On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CalCap a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”). The Note bears interest at the rate of 8% per annum. However, prior to September 30, 2010, interest under the Note accrued on the outstanding principal amount, at the election of CalCap at the rate of either (i) 4% per annum and be payable in cash or (ii) 8% per annum and payable in shares of Series Cal Cap Preferred Stock, with such shares of Series Cal Cap Preferred Stock issued at a price per share of $1.50. After September 30, 2010, interest accrues on the outstanding principal amount at the rate of 8% per annum and is payable in cash. The Note matures on February 5, 2015, unless accelerated by CalCap upon an event of default. Additionally, In connection with the Company issuing the Note to CalCap, each of Jonathan Snyder, the Company’s president and the chief executive officer, and two other stockholders (collectively, the “Guarantors”) executed a Guaranty on February 5, 2010 (the “Guaranty”), pursuant to which the Guarantors agreed to, jointly and severally, guarantee the full and prompt payment when due of up to $4,050,000 of obligations of the Company under the Note. This Guaranty will terminate upon the satisfaction (whether by repayment, conversion or otherwise and in each case in accordance with the terms and provisions of the Note) of obligations by the Company having an aggregate amount of at least $4,050,00.

          The Note is convertible into shares of Series Cal Cap Preferred Stock as well as common stock, at the option of CalCap, upon maturity or mandatorily under certain circumstances. Pursuant to the terms of the Note, if the Company had been successful in any of its Round One ARRA applications, the Note would have mandatorily converted into shares of Series Cal Cap Preferred Stock. This mandatory conversion feature expired as a result of the Company’s announcement on March 3, 2010 that none of the Round One ARRA applications advanced to an award. The Company also entered into a Registration Rights Agreement, a Security Agreement (the “Security Agreement”) and various ancillary certificates, dated February 5, 2010. Pursuant to the Security Agreement between CalCap and the Company, the Company’s obligations under the Note are secured by a perfected security interest in all of the assets and properties of the Company, including the stock of its subsidiaries. On December 3, 2010, we entered into an agreement (the “Conversion Agreement”) with CalCap, subject to stockholder approval, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into shares of Preferred Stock at a conversion price of $1.00 per share (the “Conversion”), as further described in Note 12 Subsequent Events. On March 11, 2011, the Company issued 16,315,068 shares of Preferred Stock in addition to 10,300,000 exercisable warrants to obtain Preferred Stock. The Preferred Stock has super-majority voting preferences compared to the common stock. Each share of Preferred Stock has three votes compared to common stock, which has one vote per share. As a result, the Preferred Stock controls over 77% of the voting rights afforded to stockholders. The Preferred Stock also has the ability to name a majority of our members of our Board of Directors, among other rights and preferences that do not belong to common stockholders. The Company is in the process of determining the proper accounting treatment of the Conversion.

          Accretion of the discount amounted to $1,958,541 during the year ended December 31, 2010.

          The Company executed a loan agreement with Sun West Bank on February 8, 2008, totaling $4.5 million (the “Loan”). On June 18, 2009, the Company entered into a Change in Terms Agreement with Sun West Bank, whereby the Company made a principal reduction payment of $450,000. Pursuant to the Change in Terms Agreement, the payment reduced the Loan to $4.05 million, modified the interest rate so that interest accrued at the rate of 7.25% per annum and extended the maturity until June 4, 2015. Payments for the first year are interest only at a 7.25% fixed interest rate. A shareholder in the Company is also a minority shareholder and Board member of the lending institution (See Note 8). As a member of the bank’s Board and Loan Committee, the shareholder abstained from voting on this transaction as required under the applicable banking regulations. The Loan was guaranteed by three shareholders of the Company, one being an officer of the Company. The interest is payable monthly. The outstanding balance of $4.05 million and all accrued interest were paid in full on February 5, 2010.

          Prior to August 31, 2009, the Company had a series of subordinated secured notes outstanding of $1,281,878 (“Sub Notes”) that were issued between July and December 2008. The Sub Notes, whose terms were approved by the independent members of the Company’s board, were issued to certain of its present investors and certain members of senior management as bridge financing that was used to fund working capital obligations. These notes featured interest at 17% per annum (compounded monthly) and three percent of the amount of the subordinated secured notes was retained by the investors in the form of a closing payment. In the original terms, the Sub Notes were due to mature upon the earlier of January 29, 2009 or upon a change of control, among other things. These Sub Notes were amended to extend the maturity date until August 31, 2009 and include a conversion into shares of the Company’s common stock at the option of the holder. In July 2009, all of the Sub Note holders accepted an offer to exchange their Sub Notes for common stock at a price per share of $0.50, with a fair value of $1.01 per share. On or before August 31, 2009, all holders elected to convert their Sub Notes to stock and the Company issued 2,376,090 shares to those holders. As a result of the settlement, we recorded a non-cash loss on the exchange of shares for the settlement of the Sub Notes.

          A second set of senior secured subordinated notes were issued beginning in May 2009 (“Second Sub Notes”). An aggregate amount of $300,000 was issued to certain of the Company’s existing shareholders to fund current working capital obligations. These Second Sub Notes bear interest at 17% per annum (compounded monthly) and matured on September 30, 2009. The notes were convertible at any time prior to maturity into shares of the Company’s common stock at a price per share of $0.25 at the option of the holder. These notes included 300,000 five-year warrants to purchase common stock and had an exercise price of $0.50 per share, for an aggregate fair value of $14,753. On or before September 29, 2009, all holders elected to convert their Sub Notes and accrued interest, which amounted to $329,244, into common stock at the contractual conversion price of $0.25 per share and the Company issued 1,316,979 shares to the holders.

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

          The Company evaluated the conversion option embedded in its convertible notes issued in February 2010 in accordance with the provisions of ASC 815 and determined that the conversion option has all of the characteristics of a derivative in its entirety that does not qualify for an exception to the derivative accounting rules. Specifically, the exercise price of the conversion option is not fixed at any time during the term of the note based on the occurrence or non-occurrence of certain events and also entitles the counterparty to an adjustment of the exercise price in the event that the Company subsequently issues equity securities or equity linked securities at prices more favorable than the exercise price of the conversion option embedded in the notes. Accordingly, the conversion option is not indexed to the Company’s own stock.

          As a result of the above, the Company recorded a derivative liability on February 5, 2010, the commitment date of the transaction, in the amount of $44,792,150 and a corresponding charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the $15,000,000 of proceeds received from the investor in the note transaction. The Company also adjusts the carrying amount the derivative to its fair value at each reporting date with the changes in fair value reported as a component of results of operations under the heading of other income and expense. The fair value of the derivative liability was reduced to $2,390,515 as of December 31, 2010, principally due to a reduction in the trading price of our common stock from $2.90 at February 5, 2010 to $0.42 as of December 31, 2010.

          The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of December 31, 2010 using the Black-Scholes option pricing model with the following assumptions:

Input	February 5, 2010 (Issuance Date)	December 31, 2010 (Reporting Date)

Fair value of common stock	$2.90	$.42
Exercise Price of Option	$.75	$.75
Term (years)	5	4.08
Volatility	55%	53.70%
Risk Free Interest Rate	2.23%	3.12%
Dividend Yield	0%	0%
Unit fair value	$2.24	$0. 12
Shares issuable upon exercise	20,000,000	20,000,000

Aggregate fair value	$44,792,150	$2,390,515

          The Company recorded a net credit of $12,609,485 for the issuance and change in fair value of the derivative for the year ended December 31, 2010. The net credit includes the effects of having recorded (i) the issuance date charge of $29,792,150 for the difference between the issuance date fair value of the derivative and the proceeds in the note transaction and (ii) a subsequent credit of $42,401,635 for the change between the issuance date fair value of the derivative, which amounted to $44,792,150 and the reporting date fair value of the derivative which amounted to $2,390,515. The decrease in the fair value of the derivative is principally attributable to the reduction in the price of the Company’s common stock from February 5, 2010 through December 31, 2010. The fair value of the Company’s common stock amounted to $2.90 on February 5, 2010 and decreased by 85% to a fair value of $0.42 on December 31, 2010. Further, the conversion option was in the money at its date of issuance with an intrinsic value of $2.15 per share and was out of the money by $0.33 per share December 31 2010. The change in the fair value of the derivative is included in other income and expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2010.

Note 8 - Related Party Financing Transactions

We had a series of Sub Notes that were issued between July and December 2008. In the original terms, the Sub Notes were due to mature upon the earlier of January 29, 2009 or upon a change of control, among other things. These Sub Notes were subsequently amended to extend the maturity date until August 31, 2009 and include a conversion into shares of the Company’s common stock at the option of the holder (See Note 7). The Sub Notes were scheduled to mature on August 31, 2009 and were convertible into shares of our common stock at a price per share of $0.50 at any time prior to maturity. As of August 31, 2009, all of the holders of the Sub Notes elected to convert the Sub Notes into shares of our common stock. Consequently, we effectively reduced notes payable and interest payable liability by $1,188,042 in exchange for the issuance of 2,376,090 shares of common stock. Two of our executives and their affiliates - Jonathan Snyder, CEO, and Jason Lazar, Vice President Corporate Development and General Counsel - held notes totaling $555,137 (47% of the total notes outstanding) and participated in this conversion.

Note 9 - Operating and Capital Leases

Capital Leases:

          The Company leases equipment from certain parties under various capital leases expiring in 2011 through 2014. The Company has entered into five additional capital leases that total, in aggregate $234,350 in the year ended December 31, 2010. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of December 31, 2010:

2011	$752,493
2012	123,227
2013	18,635
2014	504
Thereafter	—

Total minimum lease payments	894,859
Less amounts representing interest	(105,135)

789,724
Less current portion	(644,119)

Capital lease obligations, non-current	$145,605

          Pursuant to two master lease agreements, the Company was provided with an aggregate lease borrowing limit of that totals $2 million. No funding is available as of December 31, 2010 under these two master lease agreements.

Operating Leases:

          In addition, the Company leases tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, the Company also has various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at December 31 2010:

For the years ending December 31,
2011	$925,848
2012	577,031
2013	332,503
2014	161,443
2015	38,528
Thereafter	6,502

$2,041,855

          The total rental expense included in operating expenses for operating leases included above is $1,618,217 and $1,329,602 for the year ended December 31, 2010 and December 31, 2009, respectively.

          In February 2007, the Company entered into a lease agreement for its corporate offices in Omaha, Nebraska. The lease term commenced in February 2007 and terminates five years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $103,000 in 2010 and will remain at that level through March 2011, before increasing to approximately $106,200 through March 2012.

          The landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $265,000 for leasehold improvements, (ii) an initial three-month rent-free period and (iii) a reduced initial monthly payment schedule from April 2007 through September 2007 with escalating monthly charges thereafter. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period and the reduced initial monthly payments are recognized as deferred rent and amortized ratably over the term of the lease. Current and long term balances totaled $63,945 and $16,148 at December 31, 2010.

Note 10- Income Taxes

          The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2010	2009

Federal
Current	$—	$—
Deferred	657,268	(2,103,000)
State and local
Current	—	—
Deferred	124,718	(399,000)
Change in valuation allowance	(616,515)	2,502,000

Income tax provision (benefit)	$165,471	$—

          For the years ended December 31, 2010 and 2009, the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	Years Ended December 31,
	2010	2009

U.S. federal statutory rate	34.0%	(34.0%)
State income tax, net of federal benefit	4.0	(4.0)
Other permanent differences	(2.6)	0.1
Change in valuation allowance	(27.9)	37.9

Income tax provision (benefit)	7.5%	—%

          As of December 31, 2010 and December 31, 2009, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
Deferred tax assets	2010	2009

Net operating losses	$8,826,897	$6,603,162
A/R Reserve	107,204	24,193
Interest expense	1,794,235	603,674
Intangibles	394,022	232,744
Goodwill impairment	113,742	113,742
Stock compensation	1,996,257	1,527,626
Depreciation	500,205	429,258
Deferred rent	31,534	54,628

	13,764,096	9,589,027

Deferred Tax Liabilities	—	—
FV of Derivative	(4,791,604)	—
Goodwill amortization	(165,471)	—

	(4,957,075)	—

Valuation Allowance	(8,972,492)	(9,589,027)

Total	(165,471)	—

          As of December 31, 2010, the Company had approximately $23,238,000 and $17,377,000 of federal and state net operating loss carryovers (“NOLS”) which begin to expire in 2025. The net operating loss carryovers may be subject to limitation under Section 382 of the Internal Revenue Code should there be a greater than 50% ownership change as determined under the applicable regulations.

          Management prepared an analysis of the Company’s stock ownership activity from November 2007 through March 2011 and concluded that no ownership change occurred prior to December 31, 2010, but an ownership change did occur in March 2011 with the result being that our ability to use $23,000,000 of federal and state NOL carryforwards is subject to an annual limitation.

          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for every period, since it is more likely than not that all of the deferred tax assets will not be realized. The increase (decrease) in valuation allowance for the years ended December 31, 2010 and December 31, 2009 is ($616,515) and $2,502,000, respectively.

          The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties.

          Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the years ended December 31, 2010 and 2009. The Company files a federal income tax return as well as income tax returns in eight state jurisdictions in the United States. The tax years ended December 31, 2007 through 2009 remain subject to examination for federal, state and local income tax purposes as of Decembers 31, 2010.

          The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as tax expense.

Note 11 – Stockholder Equity (Deficit)

Preferred Stock

          Pursuant The Company is authorized to issue up to 175,000,000 shares of stock, of which 115,000,000 have been designated as Common Stock and 60,000,000 have been designated as preferred stock. Of the 60,000,000 shares of Preferred Stock, 30,000,000 shares have been designated as Series Cal Cap Preferred Stock and 30,000,000 shares have been designated as Series KIP Preferred Stock. Each of the Series Cal Cap Preferred Stock and Series KIP Preferred Stock are entitled to certain powers, preferences and other special rights that are summarized below:

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

Issuances of Common Stock

2010

During the year ended December 31, 2010, we issued shares of common stock totaling 2,912,623 in the following transactions:

          In January 2010, we issued 66,667 shares of common stock at a price of $1.50 per share for an aggregate purchase price of $100,000. We received the proceeds in December 2009 and issued the shares in January 2010.

          In January 2010, we issued 27,778 fully-vested, non-forfeitable shares of common stock valued at a price per share of $2.23 with an aggregate fair value of $61,945 to a consultant in exchange for certain strategic advisory services.

          In January 2010, we issued 2,865 shares of common stock as a result of an exercise of warrants at $0.50 per share.

          In January 2010, we issued 98,774 shares of common stock at $1.75 per share and 130,000 shares of common stock at $0.75 per share resulting from the exercise of warrants.

          In February 2010, we issued 27,778 fully-vested, non-forfeitable shares of common stock valued at a price per share of $2.23 with an aggregate fair value of $61,945 to a consultant in exchange for certain strategic advisory services.

          In February 2010, we issued 141,512 shares of common stock at price per share of $2.90 as consideration for the assets of Affinity Wireless with an aggregate fair value of $410,410 (Note 4).

          In April 2010, we issued 168,733 shares of common stock at $0.90 per share as consideration for the Illinois network assets of RidgeviewTel, LLC with an aggregate fair value of $151,860 (Note 4).

          In April 2010, we issued 250,000 shares of common stock as a result of warrants exercised at $0.75 per share.

          In May 2010, we issued 2,037,574 shares of common stock at a price per share of $0.75, in addition to the assumption of liabilities of $380,620 for an aggregate fair value of $1,908,800 (Note 4).

          In July 2010, we issued 30,465 shares of common stock at a price per share of $0.60 as partial consideration for the purchase of the assets of TS Wireless with an aggregate fair value of $18,729 (Note 4).

2009

During the year ended December 31, 2009, we issued of common stock totaling 11,914,706 in the following transactions:

          In January 2009, we issued 57,487 shares of common stock upon the exercise of options at $0.25 per share. We received the proceeds in December 2008 and issued the shares in January 2009.

          In May 2009, we issued 2,120,000 fully-vested and non-forfeitable shares of common stock to a consultant in exchange for that consultant agreeing to provide investor relations services through April 2010. The market price per share was $0.05 per share on the date of issuance for an aggregate fair value of $106,000. We recorded $66,249 and $39,751 of compensation expense under this arrangement during the years ended December 31, 2010 and December 31, 2009, respectively.

          In May 2009, we issued 731,317 shares of common stock at a price per share of $0.19 pursuant to subscription agreements, for an aggregate purchase price of $138,950.

          In May 2009, we issued 600,000 shares of common stock at a price per share of $0.25 pursuant to subscription agreements, for an aggregate purchase price of $150,000.

          In June 2009, we issued 650,000 shares of common stock at a price per share of $0.50 as well as 325,000 five-year warrants to purchase common stock at a price per share of $0.75, pursuant to subscription agreements, for an aggregate purchase price of $325,000. The proceeds from these subscription agreements were used in part for the reduction of principal of our existing senior secured loan with Sun West Bank.

          In July 2009, we issued 1,400,000 shares of common stock at a price per share of $0.50 as well as 700,000 five-year warrants to purchase common stock at a price per share of $0.75, pursuant to subscription agreements, for an aggregate purchase price of $700,000.

          In July 2009, we issued 50,000 shares of restricted stock, valued at $0.50 per share with an aggregate fair value of $25,000 to a consultant agreement in exchange for professional services.

          In August 2009, we issued 1,670,000 shares of common stock at a price per share of $0.50 as well as 835,000 five-year warrants to purchase common stock, pursuant to subscription agreements, for an aggregate purchase price of $835,000.

          In September 2009, we issued 2,376,090 shares of common stock in settlement of a set of subordinated secured notes issued between July and December 2008 (the “Sub Notes”) (Note 7). At the time of conversion, the amount and principal and accrued interest under the Sub Notes amounted to $1,188,042. As a result of an amendment executed by us and the holders of the Sub Notes, the Sub Notes were convertible at any time prior to maturity into common stock at a price per share of $0.50. All of the holders elected to convert their Sub Notes to stock on or before maturity.

          In October 2009, we issued 1,316,979 shares of our common stock upon the contractual exercise of the conversion option featured in the Second Sub Notes. The principal and interest of the Second Sub Notes amounted to $329,244 at the date of conversion (Note 7).

          In October 2009, we issued 626,667 shares of its common stock at a price per share of $1.50, pursuant to subscription agreements, for an aggregate purchase price of $940,000.

          In October 2009, we issued 66,667 shares of our common stock at a price per share of $1.50, pursuant to subscription agreements, for an aggregate purchase price of $100,000.

          In October 2009, we issued 33,333 shares of our common stock at a price per share of $1.50, pursuant to subscription agreements, for an aggregate purchase price of $50,000.

          In October 2009, we issued 75,000 fully-vested, non-forfeitable shares of common stock valued at $1.50 per share with an aggregate fair value of $112,500.

          In October 2009, we issued 80,000 shares of common stock pursuant to a restricted stock agreement to a former executive of ours. The restrictions lapsed and the shares were issued.

          In December 2009, we issued 27,778 fully-vested, non-forfeitable shares of common stock valued at $2.23 per share with an aggregate fair value of $61,945 to a consultant in exchange for strategic advisory services.

          In December 2009, we issued 33,388 shares of common stock valued at $1.99 per share with an aggregate fair value of $66,443 as consideration for the purchase of the SkyWi, Inc., wireless broadband assets.

Warrants

          A roll-forward of the Company’s common stock purchase warrants for the year ended December 31, 2010 is as follows:

Outstanding at January 1, 2009	1,712,735
Issued	2,361,151
Exercised	(100,000)
Expired unexercised	(37,595)

Outstanding at January 1, 2010	3,936,291
Issued	493,333
Exercised	(478,774)

Cancelled	(150,000)
Expired unexercised	(50,356)

Outstanding at December 31, 2010	3,750,494

          A total of 2,361,151 warrants were issued during the year ended December 31, 2009 in the following circumstances. 1,860,000 were issued with stock purchases with an exercise price of $0.75. 300,000 were issued with the Second Sub Notes with an exercise price of $0.50 and an aggregate fair value of $14,753 (See Note 7). 130,000 were issued with an exercise price $0.75 as consideration for short term promissory note agreements which we repaid, with an aggregate fair value of $108,885. 71,151 were issued with consulting agreements with the exercise price ranging from $0.50 to $1.50 and an aggregate fair value of $124,926. The amount capitalized for debt issuance costs during the year ended December 31, 2009 was $174,138. The amount expensed to interest expense for the amortization of the debt issuance costs during the year ended December 31, 2009, was $246,228.

          As of December 31, 2010, all warrants outstanding are exercisable and feature strike prices ranging from $0.30 to $8.00 per share.

          In February 2010, the Company issued 400,000 common stock purchase warrants to non-employees for services being performed through December 31, 2010. The Company calculated the grant date fair value of these warrants to be $1.63 per share using the Black Scholes option pricing model with the following assumptions: fair value of common stock $2.57, exercise price $1.50, risk free interest rate 2.46%, volatility 55%, dividend yield 0%. The Company recorded $406,776 of stock based compensation expense with respect to these warrants during the year ended December 31, 2010, net of 150,000 common stock purchase warrants for which performance conditions were not met.

          In December 2010, the Company issued 93,333 common stock purchase warrants to non-employees for services being performed through December 31, 2010. The aggregate grant date fair value of these warrants amounted to $ 27,933. The Company calculated the grant fair value of these warrants using the Black Scholes option pricing model with the following assumptions: fair value of common stock $2.57, exercise price $1.50, risk free interest rate 2.46%, volatility 55%, dividend yield 0%.

          Non-employee stock based compensation relating to the issuance of common stock purchase warrants amounted to $434,709 and $124,926 for the years ended December 31, 2010 and 2009, respectively, which is included as a component of professional fees in the accompanying condensed consolidated statements of operations.

Stock Option Plans

          On August 9, 2007, our Board of Directors and stockholders adopted the 2007 Incentive Stock and Awards Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2007 Plan authorizes us to grant a total of 2,200,000 options. Under the 2007 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986 as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2007 Plan is administered by the Board of Directors.

          On July 15, 2010, our Board of Directors adopted the 2010 Incentive Stock and Awards Plan (the “2010 Plan”). The 2010 Plan authorizes the Company to grant a total of 5,000,000 options, among other things. The terms and conditions of the 2010 Plan are substantially similar to the 2007 Plan and the 2010 Plan was formally approved by the stockholders at the Company’s Annual Meeting, held on August 24, 2010. As of December 31, 2010, no awards under the 2010 Plan have been granted. A summary of stock options that we granted during the years ended December 31, 2010 and 2009, respectively, is as follows:

Date Earned	Options Granted	Strike Price	Expected Life	Volatility	Dividend Yield	Risk Free Interest Rate	Value Per Option

6/1/09	1,311,300	$0.25	7 years	145%	0.00%	2.47%	$2.29
9/21/09	90,000	$2.35	7 years	145%	0.00%	2.47%	$2.12
7/26/10	200,000	$0.58	7 years	54%	0.00%	1.75%	$0.31
11/29/10	50,000	$0.26	7 years	54%	0.00%	1.51%	$0.14

(1)	Options granted vest 25% on the first anniversary of the grant and 2.08% monthly through 2013 and carry a ten year contractual term

(2)	Options granted vest 25% on the first anniversary of the grant and 2.08% monthly through 2013 and carry a ten year contractual term

(3)	Options granted vest 25% on the first anniversary of the grant and 2.08% monthly through 2014 and carry a ten year contractual term

(4)	Options granted vest 25% on the first anniversary of the grant and 2.08% monthly through 2014 and carry a ten year contractual term

          The weighted average grant date fair value of options we granted during the years ended December 31, 2010 and 2009 amounted to $0.28 and $2.28 per share respectively.

          A summary of the status of our stock option plan and the changes during the years ended December 31, 2010 and 2009, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

Balance, January 1st, 2009	1,865,281	$1.32
Granted	1,401,300	$0.38
Exercised	(57,487)	$0.25
Cancelled	(731,317)	$0.09
Forfeited	(37,777)	$2.48

Balance, December 31, 2009	2,440,000	$1.16

Granted	250,000	$0.52
Forfeited	(530,656)	$1.85

Balance, December 31, 2010	2,159,344	$0.96	4.42	$386,562.00

Options Exercisable, December 31, 2010	1,414,552	$1.33	3.85	$199,864.00

          As of December 31, 2010, 2,159,344 options were outstanding; 1,414,552 options are exercisable and 45,656 remain to be granted under the 2007 Plan. Based upon the stock price of $0.42 on December 31, 2010, there are 799,457 options that are exercisable that have a strike price of below $0.42 per share. The aggregate intrinsic value of these exercisable options amounts to approximately $199,864. The Company has 1,544,249 that have a strike price below $0.42. The aggregate intrinsic value of these outstanding options amounts to approximately $386,562.

          The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of our common stock. The expected life of options granted is based upon the average of the vesting and contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards expected to vest.

          Compensation expense recorded for stock options during year ended December 31, 2010 and 2009, amounted to $1,067,768 and $682,244, respectively.

          Unamortized stock compensation expense as of December, 2010 amounted to $2,195,136 and is being recognized as compensation expense through June 30, 2014.

Note 12– Subsequent Events

Entry Into and Amendment of Material Agreements

          On December 3, 2010, we entered the “Conversion Agreement”, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into shares of Preferred Stock at a conversion price of $1.00 per share, subject to the terms and conditions set forth therein and the modification of our existing preferred stock as fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2010. On January 31, 2011, we entered into Amendment No. 1 to Agreement and Waiver under Secured Convertible Promissory Note with CalCap (“Amendment No. 1”), pursuant to which we and CalCap (i) extended the time that we are required to amend and restate our certificate of incorporation, as set forth in the Conversion Agreement, from 90 days to 120 days and (ii) extended the date upon which the Conversion Agreement automatically terminates from March 2, 2011 to April 1, 2011. In addition, pursuant to Amendment No. 1, CalCap agreed to waive compliance with Section 7(h) of the Note, solely for the purpose of allowing us to sell certain assets used to provide wireless broadband and related services in the Grand Junction, Colorado market, provided that the aggregate purchase price was no less than $220,000 as fully described on Current Report on Form 8-K field on February 4, 2011.

Acquisitions and Divestitures

          On December 9, 2010, we entered into an agreement to acquire certain wireless broadband assets and assume certain recurring liabilities from Wells Rural Electric Company, a Nevada based rural electric cooperative (“WREC”). As consideration for the acquired assets, we agreed to pay $373,920 in cash over a period of two years, subject to further adjustments. We agreed to pay twenty-five percent (25%) of the purchase price at the closing of the transaction and the unpaid balance will accrue interest at the rate of 5.25% per annum.

          On January 31, 2011, upon the satisfaction of certain closing conditions, we completed the acquisition of the wireless broadband assets from Wells Rural Electric Company (“WREC”) and initiated the Closing Payment of $94,734 as described on Current Report on Form 8-K filed on February 3, 2011. The balance of the purchase price will be made in eight consecutive quarterly payments and will accrue interest at the rate of 5.25% per annum.

          On February 1, 2011, we entered into an agreement to sell substantially all of the wireless broadband assets and assign certain liabilities used in the operation of our Grand Junction, Colorado network to Skybeam, Inc. As consideration for the acquired assets, the Company agreed to accept an aggregate purchase price of $261,000 in cash, subject to a holdback in the amount of $52,200 with which to make post-closing purchase price adjustments based upon the number of broadband subscribers and monthly Internet service revenue. Also, on February 1, 2011, upon the satisfaction of certain closing conditions as described in the Asset Purchase Agreement, KeyOn completed the divesture, and received the initial closing payment of $208,800. The balance of the purchase price will be delivered ninety days thereafter and is subject to the subscriber and revenue adjustments, as well as any adjustments for liabilities that were not assumed by Skybeam.

          On February 10, 2011, we entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities used to provide wireless Internet access and other related services from ERF Wireless, Inc., (“ERF”). The assets to be acquired are used in the business of operating wireless networks that provide high-speed Internet access and other related services to residential and commercial subscribers in East Central Texas (the “Business”). The wireless broadband assets to be acquired exclude assets owned by ERF and its separate subsidiaries that are used to deliver broadband services to the oil and gas and banking industries, as well as any wireless broadband assets outside of the Business. As consideration for the acquired assets, the Company has agreed to pay $3,000,000 in cash, subject to further adjustments as described in the Asset Purchase Agreement and issue 100,000 shares of the Company’s common stock. The Asset Purchase Agreement contains customary representations and warranties by the Company and ERF. On February 15, 2011, upon the satisfaction of the closing conditions, we consummated this transaction by delivering $2,700,000 in cash and issued 100,000 restricted shares of our common stock.

Equity Issuances

          On December 3, 2010, we entered into the Conversion Agreement with CalCap, subject to stockholder approval, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into Preferred Stock at a conversion price of $1.00 per share. In addition, upon the conversion of the Note and in accordance with the Conversion, we also agreed to issue CalCap a five year warrant to purchase 4,300,000 shares of Preferred Stock at an exercise price of $0.25 per share, a five year warrant to purchase 4,000,000 shares of Preferred Stock at an exercise price of $0.40 per share and a five year warrant to purchase 2,000,000 shares of Preferred Stock at an exercise price of $0.60 per share (collectively, the “Warrants”).

          In order to effectuate the Conversion, we held a special meeting of our stockholders (the “Special Meeting”) on March 11, 2011. The purpose of the Special Meeting was to vote on the adoption of the Second Amended and Restated Certificate of Incorporation in order to eliminate the Series KIP Preferred Stock and rename the Series Cal Cap Preferred Stock as the “Series A Preferred Stock” and amend certain of its terms, all as more fully described in our Definitive Proxy Statement filed with the SEC on Schedule 14A on February 4, 2011. Upon approval by vote of the stockholders, on March 11, 2011, the Company issued 16,315,068 shares of Preferred Stock in addition to 10,300,000 exercisable warrants to obtain Preferred Stock.

          On January 3, 2011, February 15, 2011 and March 21, 2011 we issued 100,000, 150,000 and 200,000 options, respectively, to purchase common stock to new members of our management team. These awards vest 25% upon the first anniversary of the grant and in equal monthly installments for the remaining 36 months, provided the grantees remain employed by us.

          On February 19, 2010, the Company issued two separate warrant agreements (the “Warrants”) to purchase up to 150,000 and 100,000 shares of common stock, respectively, $.001 par value per share, of the Company, at an exercise price of $1.50 per share. These warrant agreements were issued in connection with consulting agreements, entered into by and between the Company and the warrant holders, whereby the holders agreed to perform strategic advisory services to the Company. On February 23, 2011, we and the holders agreed to amend the Warrants. In exchange for continuing to provide such advisory services for a period of 6 months and until December 31, 2011, respectively, we agreed to reduce the strike price of the Warrants from $1.50 to $0.50. Unless previously exercised in full, the Warrants expire on February 19, 2015.