Form 10-Q
period 2011-03-31
KeyOn Communications Holdings Inc.
filed 2011-05-16
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 16, 2011, 23,768,211 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,859,804	$766,264
Accounts receivable, net of allowance for doubtful accounts	463,205	282,951
Marketable securities	750,077	5,746,612
Prepaid expenses and other current assets	364,781	278,671

Total current assets	3,437,867	7,074,498

PROPERTY AND EQUIPMENT - Net	4,839,796	3,406,340
OTHER ASSETS
Goodwill	2,227,802	1,815,095
Subscriber base – net	2,185,596	864,867
Trademarks	16,567	16,567
Deposits	43,480	85,386
Debt issuance costs – net	269,414	278,880

Total other assets	4,742,859	3,060,795

TOTAL ASSETS	$13,020,522	$13,541,633

CURRENT LIABILITIES:
Accounts payable	$2,072,535	$2,017,896
Accrued expenses	455,767	186,481
Accrued interest expenses	9,700	1,096,787
Revolving line of credit	1,224,271	1,215,938
Current portion of notes payable	691,227	396,847
Current portion of capital lease obligations	556,752	644,119
Deferred Rent	68,543	66,835
Deferred revenue	230,105	253,596
Derivative liability	—	2,390,515

Total current Liabilities	5,308,900	8,269,014

LONG-TERM LIABILITIES:
Convertible note (net of a $13,041,549 discount at December 31, 2010)	—	1,958,451
Notes payable, less current maturities	661,571	505,312
Capital lease obligations, less current portion	45,386	145,605
Deferred rent liability, less current portion	—	16,147
Deferred tax liability	179,581	165,471

Total long-term liabilities	886,538	2,790,986

TOTAL LIABILITIES	6,195,438	11,060,000

STOCKHOLDERS’ EQUITY:
Preferred Stock - 30,000,000 shares authorized with 30,000,000 shares designated in the following class:
Series A preferred stock, 30,000,000 shares authorized; 16,315,068 shares issued, liquidation preference of 24,472,602	16,315,068	—
Common stock, $0.001 par value; 115,000,000 shares authorized; 23,768,211 and 23,668,211 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,768	23,668
Additional paid-in capital	34,692,074	28,718,581
Accumulated deficit	(44,205,995)	(26,261,840)
Accumulated other comprehensive income	169	1,224

Total stockholders’ equity	6,825,084	2,481,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,020,522	$13,541,633

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Quarter Ended March 31,

	2011	2010

REVENUES:
Service and installation revenue	$2,345,822	$1,554,428
Support and other revenue	19,816	40,531

Total revenues	2,365,638	1,594,959

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	2,571,377	1,077,292
Network operating costs	1,039,474	904,649
Professional fees	95,957	665,274
Depreciation and amortization	650,386	470,495
General and administrative expenses	476,470	290,040
Installation expense	72,374	51,575
Marketing and advertising	100,764	50,652

Total operating costs and expenses	5,006,802	3,509,977

LOSS FROM OPERATIONS	(2,641,164)	(1,915,018)
OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of equipment	246,197	1,459
Other income	13,775	151,897
Interest income	704	853
Interest expense	(13,327,210)	(535,100)
Fair value of derivative in excess of debt proceeds		(29,792,150)
Debt conversion inducement expense	(2,292,059)
Change in fair value of derivative instruments	159,110	34,341,508

Total other income (expense)	(15,199,483)	4,168,467

PROVISION FOR INCOME TAXES	(14,110)	—

NET INCOME (LOSS)	$(17,854,757)	$2,253,449

Series A Preferred Stock Dividends	(89,398)	—
OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss) available to common stockholders	$(17,944,155)	$2,253,449
Unrealized gain on investments	1,055	—

Total comprehensive income (loss)	$(17,943,100)	$2,253,449

Net income (loss) per common share, basic	$(0.76)	$0.11

Net income (loss) per common share, diluted	$(0.76)	$(0.05)

Weighted average common shares outstanding, basic	23,718,211	20,382,567

Weighted average common shares outstanding, diluted	23,718,211	34,719,514

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Class A Preferred Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)

BALANCE, January 1, 2011	23,668,211	$23,668			$28,718,581	$(26,261,840)	$1,224	$2,481,633
Employee stock option compensation expense					1,418,129			1,418,129
Purchase of ERF Wireless for Stock	100,000	100			31,900			32,000
Warrants issued as an inducement to convert debt					2,292,059			2,292,059
Elimination of derivative liability					2,231,405			2,231,405
Preferred Stock issued upon conversion of note			16,315,068	16,315,068				16,315,068
Dividends issued on Series A Preferred Stock						(89,398)		(89,398)
Unrealized gain (loss) on marketable security investment							(1,055)	(1,055)
Net loss for the three months ended March 31, 2011						(17,854,757)		(17,854,757)

Balance, March 31, 2011	23,768,211	$23,768	16,315,068	$16,315,068	$34,692,074	$(44,205,995)	$169	$6,825,084

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Quarter Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(17,854,757)	$2,253,449
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	654,130	470,495
Provision for doubtful accounts	91,110	37,632
Deferred Income tax	14,110
(Gain) on disposal of equipment	(246,197)	(1,459)
Stock based compensation expense	1,418,129	538,520
Change in fair value of derivative liability	(159,110)	(4,549,358)
Non-cash interest expense	13,051,016	352,174
Debt conversion inducement expense	2,292,059	—

Change in assets and liabilities, net effect of acquisitions
Accounts receivable	(271,364)	12,586
Prepaid expenses and other current assets	(86,109)	24,507
Refundable deposits	41,904	—
Accounts payable and accrued expenses	234,522	(238,781)
Accrued interest expense	236,319	19,350
Deferred rent liability	(14,439)	(14,460)
Deferred revenue	(23,491)	(24,425)

Net cash flows used in operations	(622,168)	(1,119,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(416,388)	(103,770)
Investments in acquisitions	(2,794,734)	—
Proceeds on disposal of equipment	252,500	1,800
Proceeds from sales of marketable securities	6,499,991	—
Investments in marketable securities	(1,504,512)	—

Net cash flows provided by investing activities	2,036,857	(101,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on revolving line of credit-related parties	—	(100,000)
Payments on term note payable - related parties	—	(4,050,000)
Deposits for future financing	—	(250,000)
Payments on notes payable	(133,563)	(77,576)
Proceeds from issuance of convertible note	—	15,000,000
Payments on capital lease obligations	(187,586)	(154,232)
Proceeds from stock issuance	—	456,101

Net cash flows provided by (used in) financing activities	(321,149)	10,824,293

NET INCREASE IN CASH	1,093,540	9,602,553
CASH - Beginning of period	766,264	125,083

CASH - End of period	$1,859,804	$9,727,636

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES:
Stock issued for acquisition - Affinity:
Network equipment	$—	$118,205
Customer premise equipment	—	20,150
Subscriber base	—	51,860
Vehicles	—	9,840
Office equipment	—	5,795
Prepaid expenses	—	2,580
Accounts receivable	—	3,401
Accounts payable and accrued expenses	—	(11,342)
Loan payable	—	(69,487)
Obligation to subscribers	—	(7,607)
Goodwill	—	287,016

Total Consideration	$—	$410,411

Wells Rural Electric:
Subscriber base	$125,642
Network equipment	23,348
Customer premise equipment	195,298
Goodwill	34,648

Total cash and debt consideration	$378,936	—

ERF Wireless
Subscriber base	1,339,851	$—
Network equipment	1,219,081	—
Vehicles	40,575	—
Network equipment not deployed	54,435	—
Goodwill	378,058	—

Total cash and stock consideration	3,032,000	—

Total paid in Stock	32,000	—

Total cash consideration	3,000,000	—

Common stock payable subscription sales	$—	$456,108

Common stock issued for common stock payable	—	$370,041

Common stock issued for professional services	—	$123,834

Capital lease obligations for property and equipment	—	$83,122

Cash payments for:
Interest	216,785	241,004

Tax	—	—

See notes to condensed consolidated financial statements.

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

Note 2 – Liquidity and Financial Condition

          The Company’s net loss amounted to $17,854,757 for the quarter ended March 31, 2011 and includes a $13,051,056 non-cash interest charge to the statement of operations, principally relating to the acceleration of the discount of our convertible note upon its conversion into Series A Preferred Stock on March 11, 2011 (the “Conversion”), and a debt conversion inducement charge of $2,292,059 from the issuance of warrants as a part of the Conversion (see Note 7 – Settlement of convertible Note). As a result, during the quarter ended March 31, 2011, net cash used in operating activities amounted to $622,168. The Company’s accumulated deficit amounted to $44,205,995 at March 31, 2011. At March 31, 2011, The Company’s working capital amounted to a deficit of $1,871,033.

          On February 1, 2011 we sold a limited number of fixed assets and subscribers from within one of our geographical markets for $252,500 in proceeds. These assets had a net carrying amount of $6,303 resulting in a gain of $246,197.

          We have continued to take measures during the quarter ended March 31, 2011 to streamline our operations and increase our overall revenue generating capabilities by reducing and controlling operating costs and increasing our overall base of subscribers by completing several acquisitions (See Note 4). As a result, management anticipates that the Company’s capital resources, which consist of cash and cash equivalents of approximately $1,859,804 and marketable securities with a fair value of approximately $750,077, will enable it to meet its general working capital requirements, repay the current portion of its debt obligations and continue its business development efforts through at least April 1, 2012. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings or other means; however, we have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash.

          In addition, we received an award under ARRA, specifically, Round Two of the Broadband Initiatives Program (BIP) administered by the Rural Utilities Service (RUS). On September 13, 2010, we were announced as a $10.2 million award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents. We expect to contribute approximately $2 million in matching funds during the project’s construction. We anticipate commencing our project in the second quarter of 2011 and will be substantially complete within two years. Although we are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award, we cannot provide any assurances as to the timing of the funding of the award or whether we will ultimately receive it. By accepting the loan and grant funds, we also agreed to certain long-term conditions. The RUS will have a continued interest (in the form of a retained security interest) in the assets over their economic life, which is expected to be up to 12 years. In the event of default of the award documents, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of KeyOn, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be unreasonably withheld.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Consolidation Policy

          The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the quarter ended March 31, 2011, include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2010, the Company transferred and assigned all assets and liabilities of its wholly owned subsidiaries into a single subsidiary.

Revenue Recognition

          The Company records revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

          The Company charges a recurring subscription fee for providing its various Internet access services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one or two year contracts and are billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $230,105 and $253,596 at March 31, 2011 and 2010, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of March 31, 2011, the Company has approximately $1,589,505 in excess of federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk.

Marketable Securities

          Marketable securities consist of investments in government agencies’ notes. The maximum maturity for any investment is six months. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income (loss). As of March 31, 2011, the Company had an unrealized gain of $169 relating to the marketable securities.

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

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Upon consideration of our operations, we have determined that we operate a single reporting unit.

          Our business includes one goodwill reporting unit. We annually review goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired. We determined that goodwill was not impaired as of March 31, 2011.

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

          The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties. Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for any of the periods presented. The Company files a federal income tax return as well as income tax returns in eight state jurisdictions in the United States. The tax years ended December 31, 2007 through 2009 remain subject to examination for federal, state and local income tax purposes as of December 31, 2010.

          The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as tax expense

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

          The table of all of our common stock equivalents is as follows:

	March 31,

	2011	2010

	Common Stock	Common Stock

Common stock purchase warrants	3,750,494	3,943,642
Warrants to purchase convertible Series A preferred stock - convertible into common stock on a 1 for 1 basis	10,300,000	—
Stock options	2,634,344	2,290,000
Convertible notes	—	20,000,000
Convertible Series A preferred stock- convertible into common stock on a 1 for 1 basis	16,404,466

	33,089,304	26,233,642

          The numerator in the EPS calculation for the three months ended March 31, 2010 gives effect to addbacks of (i) $90,411 of contractual interest expense under our convertible notes, and (ii) $330,976 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $4,549,358 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended March 31, 2010 includes (i) 1,454,630 employee stock options and (ii) 1,221,205 common stock purchase warrants, each with exercises prices that are less than the average share price of $1.91 per share for the three months ended March 31, 2010 and (iii) 11,111,111 shares of common stock underlying the conversion option embedded in our convertible notes outstanding as of March 31, 2010.

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

Fair Value Measurements

          Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts. The interest rates featured in these obligations are comparable to those of other financial instruments with similar credit risks.

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

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

          Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at March 31, 2011

	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Marketable securities	$750,077	$750,077	$—	$—

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

          The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2011	December 31, 2010

Beginning Balance	$2,390,515	$—
Aggregate fair value of derivative issued		44,792,150
Issuance date charge for difference between fair value and note proceeds	—	(29,792,150)
Change in fair value of derivative	(159,110)	(12,609,485)
Elimination of derivative upon the conversion of related
Note into Series A Preferred Stock to paid in capital	(2,231,405)	—

Ending Balance	$—	$2,390,515

          The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 7 (disclosure of Notes, Loans and Derivative Liabilities).

          In accordance with the provisions of ASC 815, the Company presented the conversion option liability at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods. As disclosed in Note 7, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of March 31, 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

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

          The FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

          In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

          Other accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4 - Business Combinations

Wells Rural Electric Company

          On January 31, 2011, KeyOn Communications Holdings, Inc. purchased the assets of Wells Rural Electric Company (“WREC”), pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets. As consideration for the acquired assets, we agreed to pay $378,936 in cash over a period of two years, subject to further adjustments. Upon the satisfaction of certain closing conditions, we initiated the Closing Payment of $94,734. The balance of the purchase price which amount to $284,202 will be made in eight consecutive quarterly payments and will accrue interest at the rate of 5.25% per annum (See Note 7).

          The final purchase price is subject to adjustments for net working capital and qualified subscribers as described in the asset purchase agreement and it is not expected to exceed $20,000.

The preliminary allocation of the purchase price breakdown is as follows:

Subscriber base	$125,642
Network equipment	23,348
Customer premise equipment	195,298
Goodwill	34,648

Total consideration	$378,936

Grand Junction, Colorado market sale

          On February 1, 2011, we entered into an agreement to sell substantially all of the wireless broadband assets and assign certain liabilities used in the operation of our Grand Junction, Colorado network to Skybeam, Inc. As consideration for the acquired assets, the Company agreed to accept an aggregate purchase price of $261,000 in cash, subject to a holdback in the amount of $52,200 with which to make post-closing purchase price adjustments based upon the number of broadband subscribers and monthly Internet service revenue. Also, on February 1, 2011, upon the satisfaction of certain closing conditions as described in the Asset Purchase Agreement, KeyOn completed the divesture, and received the initial closing payment of $208,800. We received the balance of the purchase price of $38,915 on May 2, 2011 after making certain purchase price adjustments as described in the Asset Purchase Agreement.

          The preliminary sales price breakdown is as follows:

Network equipment	$272,510
Customer premise equipment	226,757
Software	461
Computer equipment	2,460
Accumulated depreciation	(495,885)
Gain on sale of assets	246,197

Total consideration	$252,500

ERF Wireless, Inc

          On February 10, 2011, we entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities used to provide wireless Internet access and other related services from ERF Wireless, Inc., (“ERF”). The assets to be acquired are used in the business of operating wireless networks that provide high-speed Internet access and other related services to residential and commercial subscribers in East Central Texas (the “Business”). As consideration for the acquired assets, the Company paid $3,000,000 in cash, subject to further adjustments as described in the Asset Purchase Agreement and issue 100,000 shares of the Company’s common stock. The Asset Purchase Agreement contains customary representations and warranties by the Company and ERF. On February 15, 2011, upon the satisfaction of the closing conditions, we consummated this transaction by delivering $2,700,000 in cash, $300,000 in debt consideration (see Note 7) and issued 100,000 restricted shares of our common stock.

          The final purchase price is subject to adjustments for net working capital as described in the asset purchase agreement which is not expected to exceed $50,000.

          The preliminary allocation of the purchase price breakdown is as follows:

Network equipment	$1,219,082
Vehicles	40,575
Subscriber base	1,339,851
Network equipment not deployed	54,434
Goodwill	378,058

Total consideration	$3,032,000

          The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions of these businesses taken place at the beginning of each of the periods presented nor is the pro-forma financial information intended to project expected results for any future period.

          Pro forma financials

          The Company accounted for these business combinations using the acquisition method of accounting. The results of operations for the three months ended March 31, 2011, include the revenues and expenses of these acquired businesses since their respective dates of acquisition.

          The unaudited pro-forma financial results for the three months ended March 31, 2011 and March 31, 2010, combines the historical results of Affinity Wireless, ERF Wireless, Inc., and Wells Rural Electric Company with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

          As described in Note 3, the Company adopted ASU 2010-29 relating to pro forma disclosures effective January 1, 2011. There were no material non-recurring pro forma adjustments directly attributable to these acquisitions.

PRO FORMA COMBINED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	31-Mar-11	31-Mar-10

Total revenues	$2,661,661	$2,273,031
Loss from operations	$(2,500,021)	$(1,609,896)
Net income/(loss) available to common stockholders	$(17,713,614)	$2,558,571
Net income/(loss) per share, basic	$(0.78)	$0.12
Net income/(loss) per share, diluted	$(0.78)	$(0.03)
Pro forma weighted average shares outstanding, basic	22,649,114	21,096,744
Pro forma weighted average shares outstanding, diluted	23,718,211	43,691,745

Note 5 – Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010

Subscriber equipment	$7,087,012	$7,027,318
Fixed wireless tower site equipment	6,526,385	5,253,097
Software and consulting costs	637,371	633,704
Computer and office equipment	754,664	703,467
Vehicles	287,183	243,107
Leasehold improvements	330,029	315,013

Property and equipment	15,622,644	14,175,706
Less: accumulated depreciation	(10,782,847)	(10,769,366)

Property and equipment, net	$4,839,796	$3,406,340

          Depreciation expense amounted to $509,366 and $416,064 for the quarters ended March 31, 2011 and 2010 respectively.

Note 6 – Intangible Assets

Goodwill Detail	March 31, 2011	December 31, 2010

Pocatello Acquisition Goodwill	$165,016	$165,016
Speednet Acquisition Goodwill	1,176,800	1,176,800
Affinity Acquisition Goodwill	287,016	287,016
Dynamic Broadband Acquisition
Goodwill	50,495	50,495
RidgeviewTel Acquisition Goodwill	37,970	37,970
TS Wireless Acquisition Goodwill	56,610	56,610
Southwest Wireless Acquisition
Goodwill	9,879	9,879
On A Wave Acquisition Goodwill	31,309	31,309

WREC Acquisition Goodwill	34,648	—
ERF Acquisition Goodwill	378,059	—

Goodwill	$2,227,802	$1,815,095

Subscriber Base

Subscriber Base-December 31, 2010	$2,290,464
Wells Electric Acquisition Subscriber Base	125,642
ERF Acquisition Subscriber Base	1,339,851

Subscriber Base- March 31, 2011	3,755,957
Less accumulated amortization	(1,570,362)

Subscriber Base, net	$2,185,595

Trademarks were $16,567 and 16,567 as of March 31, 2011 and 2010, respectively.

Amortization expense for the three months ended March 31, 2011 and 2010 was $141,020 and $54,431, respectively.

Note 7 – Notes, Loans and Derivative Liabilities

Lines of Credit:

          In August 2010, the Company entered into a Portfolio Loan Account agreement with Morgan Stanley for an amount up to $5,000,000, under which it may borrow up to the amount of marketable securities held by the Company. The amount outstanding at March 31, 2011 was $1,224,271 at an interest rate of 2.76%. The borrowings are due on demand. Accordingly, the outstanding balance is classified as current. The facility agreement has no contractual expiration date.

Notes Payable

	March 31, 2011	December 31, 2010

Note payable to Nevada State Bank in monthly installments of $10,828 including interest at 7% through October 2014.	$400,158	$425,087

Note payable in connection with acquisition of assets and assumption of certain liabilities of Southwest Wireless, payable in quarterly non-interest bearing payments of $30,000 through August 1, 2012. (Note 4)	180,000	210,000

Note payable in connection with acquisition of assets and assumption of certain liabilities of TS Wireless, payable in quarterly non-interest bearing payments of $18,750 through June 30, 2012. (Note 4)	118,750	184,456

Note payable in connection with acquisition of assets and assumption of certain liabilities of On A Wave Wireless, Inc., payable in two semi-annually non-interest bearing payments of 53,000 through October 11, 2011. (Note 4)	53,000	59,000

Note payable to a Blencoe State Bank assumed in connection with acquisition of On A Wave Wireless, Inc., payable in monthly installments of $450 including interest at 7.25% through May 2014. (Note 4)	14,703	15,774

Note payable to Wells Rural Electric, payable in 8 quarterly installments including interest at 5.25%	284,202	—
Note payable to ERF Wireless, payable in 1 non-interest bearing payment	300,000	—
Note payable to American National Bank, payable in 48 monthly installments including interest at 7.8%.	1,985	7,842

	1,352,798	902,159
Current portion	691,227	396,847

Non-current portion	$661,571	$505,312

Settlement of Convertible Note

          On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CalCap a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”). On December 3, 2010, we entered into the Conversion Agreement with CalCap, subject to stockholder approval, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into Preferred Stock at a conversion price of $1.00 per share. In addition, upon the conversion of the Note and in accordance with the Conversion, we also agreed to issue CalCap a five year warrant to purchase 4,300,000 shares of Preferred Stock at an exercise price of $0.25 per share, a five year warrant to purchase 4,000,000 shares of Preferred Stock at an exercise price of $0.40 per share and a five year warrant to purchase 2,000,000 shares of Preferred Stock at an exercise price of $0.60 per share (collectively, the “Warrants”). Upon approval by vote of the stockholders, on March 11, 2011, the Company issued 16,315,068 shares of Preferred Stock in addition to 10,300,000 exercisable warrants to obtain Preferred Stock, thereby satisfying the Note.

          The conversion of the Cal Cap Note into Series A Preferred Stock has been accounted for as an induced conversion. The Company induced conversion of the Note through the issuance of warrants to purchase additional shares of Series A Preferred Stock at exercise prices not provided for in the original Note, b) additional voting rights granted to Preferred Stock holders relative to those possessed by common stockholders and c) control of the Board of Directors through the ability to appoint a majority of its members.

          Under the induced conversion accounting rules, if a convertible debt instrument is converted to equity securities of the debtor pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair market value of securities issuable pursuant to the original conversion terms. The fair value of the derivative liability, after giving the effect to the increase in the exercise price from $0.75 to $1.00 amounted to $2,231,405 immediately prior to the conversion of the rate. The fair value of the derivative liability amounted to $2,390,515 at December 31, 2010. Accordingly, we recorded a $159,110 credit to other income during the period January 1, 2011 to March 11, 2011. Upon the conversion of the Note, the derivative liability no longer exists and was therefore reclassified to additional paid in capital. The Company recorded accretion on the Note of $589,055 as interest expense during the period January 1, 2011 to March 11, 2011 to a value of $2,547,416 at the conversion date. After giving effect to the conversion, the unamortized discount on the Note of $12,452,584 was accelerated and has been charged to interest expense.

Derivative Financial Instrument

          The Company computed the fair value of the derivative liability at the conversion date of March 11, 2011 using the Black-Scholes option pricing model with the following assumptions:

Input	March 11, 2011 (Conversion Date)

Fair value of common stock	$.42
Exercise Price of Option	$.75
Term (years)	3.83
Volatility	53.25%
Risk Free Interest Rate	3.12%
Dividend Yield	0%
Unit fair value	$0.11
Shares issuable upon exercise	20,000,000

Aggregate fair value	$2,231,405

Note 8 - Operating and Capital Leases

Capital Leases:

          The Company leases equipment from certain parties under various capital leases expiring in 2011 through 2014. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of March 31, 2011:

2011	$539,186
2012	139,283
2013	3,083
2014	503
Thereafter	—

Total minimum lease payments	682,055
Less amounts representing interest	(79,917)

602,138
Less current portion	(556,752)

Capital lease obligations, non-current	$45,386

Operating Leases:

          In addition, the Company leases tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, the Company also has various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at March 31, 2011:

For the period of April 1, 2011 through December 31, 2011	$976,869
For the years ending December 2012	622,326
2013	359,620
2014	161,443
2015	38,528
Thereafter	6,502

$2,165,288

          The total rental expense included in operating expenses for operating leases included above is $462,232 and $353,676 for the quarters ended March 31, 2011 and March 31, 2010, respectively.

          In February 2007, the Company entered into a lease agreement for its corporate offices in Omaha, Nebraska. The lease term commenced in February 2007 and terminates five years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $103,000 in 2010 and will remain at that level through March 2011, before increasing to approximately $106,200 through March 2012. Additionally, we have entered into a new lease for approximately 6,500 square feet of office space for $6,825 per month in Las Vegas. This facility will serve as our headquarters and accommodate our growth. This lease commences on May 1, 2011 and expires on April 30, 2016.

          The landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $265,000 for leasehold improvements, (ii) an initial three-month rent-free period and (iii) a reduced initial monthly payment schedule from April 2007 through September 2007 with escalating monthly charges thereafter. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period and the reduced initial monthly payments are recognized as deferred rent and amortized ratably over the term of the lease. Current and long term balances totaled $68,543 and $0 at March 31, 2011.

Note 9 – Stockholder Equity

Preferred Stock

          The Company is authorized to issue up to 145,000,000 shares of stock, of which 115,000,000 have been designated as Common Stock and 30,000,000 have been designated as preferred stock. Of the 30,000,000 shares of preferred stock, 30,000,000 shares have been designated as Series A Preferred Stock. The Series A Preferred Stock is entitled to certain powers, preferences and other special rights that are summarized below. The Series A Preferred Stock is not redeemable.

Dividends

The holders of shares of Series A Preferred Stock are entitled to receive dividends, on a pari passu basis, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock) on the common stock, at the rate of 10% of the Original Issue Price ($1.00, subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations or the like) per share per annum for the Series A Preferred Stock, payable within 30 days following the last day of each fiscal quarter. During the first two years following the initial issuance of the Series A Preferred Stock, such dividends shall, at the option of the Company, be payable in either cash or additional shares of Series A Preferred Stock (with such shares being valued consistently with the common stock). Following such two year period, dividends shall be paid in cash unless otherwise elected by the holder. The Company recorded a dividend on the Series A Preferred Stock of $89,398 for the period March 11 through March 31, 2011.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the Company, the acquisition of the Company by another entity as a result of which the Company’s stockholders have less than 50% control of the acquiring entity’s voting power following such acquisition or the sale of all or substantially all of the assets of the Company, the holders of Series A Preferred Stock shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the greater of (i) the sum of (A) $1.50 (subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations or the like) and (B) an amount equal to all accrued but unpaid dividends on such share and (ii) the amount of cash, securities or other property which such holder would be entitled to receive in such sale, liquidation, dissolution or winding up of the Company with respect to such shares if such shares had been converted to common stock immediately prior to such sale, liquidation, dissolution or winding up of the Company. Accordingly, the Series A Preferred Stockholders and all security holders in classes equal to or subordinate to the Series A preferred are entitled to the same consideration upon any liquidation event.

Upon completion of these distributions, the holders of Series A Preferred Stock shall not be entitled to any further participation as such in any distribution of the assets or funds of the Company.

Optional Conversion

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Original Issue Price by the Conversion Price. The initial Conversion Price per share for shares of Series A Preferred Stock shall be the Original Issue Price, which means that the shares of Series A Preferred Stock are initially convertible into shares of common stock on a one-for-one basis. In addition, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the Conversion Price at the time in effect upon the written consent or agreement of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

Anti-Dilution Protection

The Series A Preferred Stock is subject to weighted-average anti-dilution adjustments in the event of an issuance of common stock below the then current conversion price of the Series A Preferred Stock, as the case may be, or the issuance of any securities convertible into common stock with an exercise or conversion price below such conversion prices, in each case subject to certain exemptions.

Mandatory Conversion

If the volume weighted average price for any 10 consecutive trading days exceeds, $5.00 (subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations or the like), the Company may require any holder of shares of Series A Preferred Stock to convert such shares, and any accrued but unpaid dividends thereon, into such number of shares of common stock as provided above.

Voting Rights

The holders of Series A Preferred Stock are entitled to vote, together with holders of common stock as a single class, on any matter upon which holders of common stock have the right to vote, and shall have the right to three (3) votes for each share of common stock into which the shares of Series A Preferred Stock held by such holders could then be converted.

Election of Directors

So long as at least 10,000,000 shares of Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock are entitled, voting together as a single class, to elect such number of directors at or pursuant to each meeting or consent of the Company’s stockholders for the election of directors equal to one-half of the then authorized number of directors plus one (1). Any resulting fractional number of directors that the holders of Series A Preferred Stock are entitled to elect hereunder shall be rounded down to the nearest whole number.

Protective Provisions

The consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock voting separately as a class is required in order for the Company to:

•	alter or change, whether by merger, consolidation or otherwise, the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely such shares;

•	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or common stock;

•

authorize or issue, or obligate itself to issue, whether by merger, consolidation or otherwise, any equity security of the Company, including any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior or on parity with the Series A Preferred Stock;

•	effect any reclassification or recapitalization of the outstanding capital stock of the Company;

•	amend the Company’s certificate of incorporation or bylaws in a manner that adversely effects the holders of the Series A Preferred Stock;

•	pay dividends or make other distributions on the capital stock of the Company (other than a dividend payable solely in shares of common stock); or

•

approve any transaction that would be required to be disclosed as a related party transaction by a corporation that is subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Issuances of Common Stock

On February 15, 2011, we issued 100,000 shares of common stock with a fair value of $32,000 pursuant to the consummation of the ERF acquisition (See Note 4).

Warrants

          A roll-forward of the Company’s stock purchase warrants for the quarter ended March 31, 2011 is as follows:

Series A preferred stock purchase warrants

Outstanding at January 1, 2011	—
Issued	10,300,000
Exercised	—
Cancelled	—
Expired unexercised	—

Outstanding at March 31, 2011	10,300,000

          As of March 31, 2011, there are 14,050,494 exercisable warrants outstanding that feature strike prices ranging from $0.20 to $8.00 per share. 8,393,333 exercisable warrants feature strike prices at or below $0.40 per share.

Stock Option Plans

A summary of the status of our stock option plans and the changes during the quarter ended March 31, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

Balance, December 31, 2010	2,159,344	$0.96	4.42
Granted	425,000	$0.37
Exercised	—	$—
Cancelled	—	$—
Forfeited	—	$—

Balance, March 31, 2011	2,584,344	$0.86	4.64	$461,562

Options Exercisable, March 31, 2011	2,039,344	$1.00	4.23	$356,062

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

          Compensation expense recorded for stock options during the quarter ended March 31, 2011 amounted to $1,418,129.

          Unamortized stock compensation expense as of March 31, 2011 amounted to $250,663 and is being recognized as compensation expense through February 28, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP and DISH Network video services to both residential and business subscribers. We currently offer our broadband services to residential and business subscribers in a market footprint covering over 62,000 square miles in the following 11 Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota and Texas. We estimate our existing footprint covers approximately 2.7 million people, as well as small to mid-sized businesses in these areas. We have principally grown our business through the acquisition of wireless broadband companies operating in areas adjacent to our existing network operations as well as through the organic growth of our subscriber base. From 2007 through today, we have acquired the assets of eleven companies, which has increased our subscriber base and expanded our network footprint.

          We achieved a critical financing milestone in February 2010 through the issuance of a $15 million Note to CalCap. We believe that this financing provided us with sufficient capital to invest in our growth strategies in 2010, including strategic acquisitions, 4G WiMAX deployments and incremental sales and marketing efforts.

          Our present strategy is to achieve positive cash flow from operations by increasing our revenues through acquisitions, value-added services that increase our ARPU and growth in our subscriber base. In order to achieve this goal, we attempt to keep the rate of growth in normalized operating expenses less than the growth in revenues. Since receiving the proceeds from the CalCap Note, we believe we have executed our principal growth strategies which consist of: Rural UniFi, overall organic subscriber growth and strategic initiatives, including the participation in government broadband programs such as the BIP and the deployment of 4G WiMAX networks.

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

Organic Subscriber Growth

          During the second half of 2010, we increased our organic growth efforts through increased marketing expenses. We began to see effects of these efforts in the first quarter of 2011 as our new customer installations increased by 83% over the first quarter of 2010.

ARRA Stimulus Award

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

4G Wireless Network Deployment

          We also implemented a next-generation, 4G wireless network with the launch of our WiMAX network in Pahrump, Nevada. We believe that the introduction of 4G networks will help increase both subscriber growth and ARPU. We have also launched 4G wireless services in eight markets in rural Nebraska, as well as in Wendover, Nevada.

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

Results of Operations

Three-Month Period Ended March 31, 2011 as Compared to the Three-Month Period Ended March 31, 2010

          Revenues. During the three month period ended March 31, 2011, we recognized revenues of $2,365,638, as compared to revenues of $1,594,959 during the three month period ended March 31, 2010, representing an increase of approximately 48%. Our increased revenue was a result of the subscriber growth resulting from the completion of seven acquisitions during the last three quarters of the year ended December 31, 2010 and the three month period ended March 31, 2011, as well as the effects of the increase in organic marketing efforts during that second half of 2010.

          Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $5,006,802 for the three month period ended March 31, 2011, as compared to $3,509,977 for the three month period ended March 31, 2010, representing a increase of approximately $1.5 million or 43%. The majority of this increase, 81%, was due to an increase in non-cash compensation expenses during the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010. The additional increase of 19% was due to an increase in payroll and other operating expenses of approximately $847,000 offset by a reduction in professional fees of approximately $569,000. By removing non-cash stock compensation expense from payroll and professional fees of $1,418,129 for the three month period ended March 31, 2011 and $1,162,641 for the three month period ended March 31, 2010 our operating expenses increased by $1,241,337. After giving effect to the exclusion of stock compensation, our operating loss margin increased by 5 percent from a total normalized operating loss of $1,223,035 for the three month period ended March 31, 2011 as compared to a loss of $752,377 for the three month period ended March 31, 2010.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $2,571,377 for the three month period ended March 31, 2011, as compared to $1,077,292 for the three month period ended March 31, 2010, representing an increase of approximately $1.5 million or 139%. A majority of this increase, 82%, was due to an increase of non-cash deferred compensation expenses during the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010. By removing the non-recurring and non-cash expenses incurred during the three month period ended March 31, 2011 and 2010, normalized payroll, bonuses and taxes would be approximately $1,153,248 and $878,019, respectively, for an increase of approximately $275,229 or 31%.The remaining portion of the increase, 18 % was primarily due to additional headcount in support of our expanded operations resulting from our Rural Unifi initiatives for the three month period ended March 31, 2011.

          Depreciation and Amortization. Depreciation and amortization expenses totaled $650,386 for the three month period ended March 31, 2011, as compared to $470,495 for the three month period ended March 31, 2010, representing an increase of approximately 38%. This increase was primarily due to new equipment purchases in connection to investments acquisitions during the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010.

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $1,039,474 for the three month period ended March 31, 2011, as compared to $904,649 for the three month period ended March 31, 2010, representing an increase of approximately 15%. The increase was primarily due to an increase in network costs resulting from acquisitions in support of our Rural UniFi initiative.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $476,470 for the three month period ended March 31, 2011, as compared to $290,040 for the three month period ended March 31, 2010, representing an increase of approximately $186,000 or 64%. This increase was due primarily to increased office rents, office utilities in support of our Rural UniFi initiative, travel related to acquisitions, hiring related expenses and insurance of approximately $163,000.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $72,374 for the three month period ended March 31, 2011, as compared to $51,575 for the three month period ended March 31, 2010, representing an increase of approximately 40%. This is a direct result of the increase in gross subscriber additions during the three month period ended March 31, 2011 resulting from the effect of increased marketing expenses.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $95,957 for the three month period ended March 31, 2011, as compared to $665,274 for the three month period ended March 31, 2010, representing a decrease of approximately 86%. The majority of this decrease was due to expenses incurred in connection with our Round Two ARRA applications during the three month period ended March 31, 2010.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $100,764 for the three month period ended March 31, 2011, as compared to $50,652 for the three month period ended March 31, 2010, representing an increase of approximately 99%. Due to our ongoing efforts to organically grow our subscriber base, we continued to increase marketing initiatives for the three month period ended March 31, 2011. Our marketing costs were 4.26% of revenue for the three month period ended March 31, 2011 and 3.18% of revenue for the three month period ended March 31, 2010, representing a 1.08 percentage point increase. We expect to see the full impact of our marketing efforts during the balance of 2011.

          Other Income and Expense. We incurred other expense of $15,199,483 for the three month period ended March 31, 2011, as compared to an income of $4,168,467 for the three month period ended March 31, 2010, representing a decrease of $19,367,950. The primary reason for the decrease was the derivative accounting of the conversion option bifurcated from the CalCap Note, which included the following non-cash items: interest expense of $13,051,016 and a debt conversion inducement charge of $2,292,059. If the effects of the derivative accounting were removed, other Income and Expense for the three month period ended March 31, 2011 would have totaled an income of $143,592 as compared to an expense of $49,915 for the three months ended March 31, 2010, an increase of approximately $193,000.

          Net Income (Loss). We had a net loss of $17,854,757 for the three month period ended March 31, 2011, as compared to a net income of $2,253,449 for the three month period ended March 31, 2010, representing a decrease of $20,108,206. The primary reasons for the decrease were non-cash effects of the conversion of the CalCap note into Series A Preferred Stock of $15,343,075 and non-cash stock compensation expense of $1,418,129. If the effect of the conversion of the Note and the non-cash compensation expenses are removed our net loss would be $1,093,553, as compared to a net loss of 1,765,660 for the three months ended March 31, 2010, an improvement of 38%.

Liquidity and Capital Resources

General

          We incurred an operating loss of $2,641,164 for the three months ended March 31, 2011. At March 31, 2011, our accumulated deficit amounted to $44,205,995. During the three months ended March 31, 2011, net cash used in operating activities amounted to $622,168. At March 31, 2011, our working capital amounted to a deficit of $1,871,033.

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

          We believe that this financing provided us with sufficient capital to execute our business plan, which consists of: Rural UniFi, overall organic subscriber growth and other strategic initiatives, including the participation in government broadband programs

          We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development through at least April 1, 2012. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that we may be able to access capital through public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the $10.2 million award noted above we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

          Working Capital. As of March 31, 2011, we had negative working capital of $1,871,033. As of March 31, 2010 we had negative working capital of $1,194,516.

Item 4T Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, based on our evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

          As of December 31, 2010, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We took certain steps during the year ended December 31, 2010 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.

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

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ Jonathan Snyder

Jonathan Snyder
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)