Form 10-Q
period 2011-06-30
KeyOn Communications Holdings Inc.
filed 2011-08-15
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 001-33842

KEYON COMMUNICATIONS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3130469
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7548 West Sahara Ave #102
Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

(702) 403-1246
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of, August 11 2011, 25,768,211 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Finanacial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1A.	Risks Factors	34

Item 6.	Exhibits	39

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011 (unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,446,719	$766,264
Accounts receivable, net of allowance for doubtful accounts	646,266	282,951
Marketable securities	-	5,746,612
Prepaid expenses and other current assets	408,164	278,671
Total current assets	3,501,149	7,074,498

PROPERTY AND EQUIPMENT - Net	7,680,676	3,406,340

OTHER ASSETS
Goodwill	2,215,258	1,815,095
Subscriber base - net	3,703,563	864,867
Trademarks	16,567	16,567
Deposits	43,981	85,386
Debt issuance costs - net	261,316	278,880
Total other assets	6,240,685	3,060,795

TOTAL ASSETS	$17,422,510	$13,541,633

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,317,118	$2,017,896
Accrued expenses	987,514	186,481
Accrued interest expenses	34,697	1,096,787
Revolving line of credit	-	1,215,938
Convertible note (net of a $ 14,284 discount) at June 30, 2011	2,585,716	-
Current portion of notes payable	2,074,498	396,847
Current portion of capital lease obligations	343,474	644,119
Deferred Rent	52,600	66,835
Deferred revenue	261,899	253,596
Derivative liabilities	12,541	2,390,515
Total current Liabilities	8,670,057	8,269,014

LONG-TERM LIABILITIES:
Convertible note (net of a $13,041,549 discount) at December 31, 2010	-	1,958,451
Notes payable, less current maturities	2,555,089	505,312
Capital lease obligations, less current portion	72,453	145,605
Deferred rent, less current portion	-	16,147
Deferred tax liability	194,157	165,471
Total long term liabilites	2,821,699	2,790,986

TOTAL LIABILITIES	11,491,756	11,060,000

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

STOCKHOLDERS' EQUITY:
Preferred Stock - 60,000,000 shares authorized with 30,000,000 shares designated in the following classes: Series A preferred stock, 30,000,000 shares authorized; 16,315,068 shares issued, liquidation preference of $24,472,602	16,315,068	-
Common stock, $0.001 par value; 115,000,000 shares authorized; 25,768,211 and 23,668,211 shares issued and outstanding atJune 30, 2011 and December 31, 2010, respectively	25,768	23,668
Additional paid-in capital	35,487,360	28,718,581
Accumulated deficit	(45,897,442)	(26,261,840)
Accumulated other comprehensive income	-	1,224
Total stockholders' equity	5,930,754	2,481,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,422,510	$13,541,633

See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Service and installation revenue	$2,795,993	$1,694,096	$5,141,815	$3,248,524
Support and other revenue	43,322	34,753	63,139	75,284

Total revenues	2,839,315	1,728,849	5,204,954	3,323,808

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,417,252	1,285,357	3,988,628	2,362,649
Network operating costs	1,122,626	760,408	2,162,100	1,425,682
Professional fees	134,482	568,171	230,439	1,472,820
Depreciation and amortization	857,817	419,302	1,508,202	889,797
Other general and administrative expense	390,952	343,681	867,436	633,721
Installation expense	100,847	49,047	173,207	100,622
Gain on disposal of equipment	-	-	(246,197)	-
Marketing and advertising	100,126	77,611	200,890	128,263
Total operating costs and expenses	4,124,102	3,503,577	8,884,705	7,013,554

LOSS FROM OPERATIONS	(1,284,787)	(1,774,728)	(3,679,751)	(3,689,746)

OTHER INCOME (EXPENSE):

Other income (expense)	94,456	-	108,231	153,356
Interest income	452	-	1,156	853
Interest expense	(82,633)	(748,987)	(13,409,842)	(1,284,088)
Debt conversion inducement	-		(2,292,059)
Fair value of derivative in excess of debt proceeds		-		-
Change in fair value of derivative instruments	2,396	3,199,456	161,506	7,748,814
Total other income (expense)	14,671	2,450,469	(15,431,008)	6,618,935

PROVISION FOR INCOME TAXES	(14,577)	-	(28,686)	-

NET INCOME (LOSS)	$(1,284,693)	$675,741	$(19,139,445)	$2,929,189
Series A Preferred Stock Dividends	(406,759)	-	(496,157)	-
OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss) available to common stockholders	$(1,691,452)	$675,741	$(19,635,602)	$2,929,189
Total comprehensive income (loss)	$(1,691,452)	$675,741	$(19,635,602)	$2,929,189

Net income (loss) per common share, basic	$(0.07)	$0.02	$(0.82)	$0.07

Net income (loss) per common share, diluted	$(0.07)	$(0.04)	$(0.82)	$(0.09)

Weighted average common shares outstanding, basic	24,427,552	22,277,054	24,074,841	21,614,633

Weighted average common shares outstanding, diluted	24,427,552	43,395,544	24,074,841	39,907,121

See notes to condensed consolidated financial statements

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Class A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BALANCE, January 1, 2011			23,668,211	$23,668	$28,718,581	$(26,261,840)	$1,224	$2,481,633
Employee stock option compensation expense					1,441,124			1,441,124
Purchase of ERF Wireless for Stock			100,000	100	31,900			32,000
Warrants issued with conversion of debt					2,292,059			2,292,059
Elimination of fair market value of derivative liability					2,231,405			2,231,405
Preferred Stock issued upon conversion of note	16,315,068	16,315,068						16,315,068
Dividends issued on Series A Preferred Stock						(496,157)		(496,157)
Purchase of Commx for Stock			2,000,000	2,000	678,000			680,000
Warrants issued with Purchase of Commx					94,291			94,291
Elimination of unrealized gain upon sales of marketable securities							(1,224)	(1,224)
Net loss for the six months ended June 30, 2011						(19,139,445)		(19,139,445)

Balance, June 30, 2011 (unaudited)	16,315,068	$16,315,068	25,768,211	$25,768	$35,487,360	$(45,897,442)	$-	$5,930,754

       See notes to condensed consolidated financial statements.

KEYON COMMUNICATIONS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(19,139,445)	2,929,189
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:

Depreciation and amortization	1,508,202	889,795
Provision for doubtful accounts	157,553	93,073
Deferred income tax	28,686	-
Gain on Acquisition	(95,979)	-
Gain on disposal of equipment	(246,197)	(1,459)
Stock based compensation expense	1,441,124	464,112
Change in fair value of derivative liability	(161,506)	(7,748,814)
Non-cash interest expense	13,059,767	890,135
Debt conversion inducement expense	2,292,059	-
Warrants expense for professional services	-	429,670
Professional services paid in common stock	-	123,890

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(258,696)	(47,084)
Prepaid expenses and other current assets	(129,493)	2,018
Refundable deposits	41,404	207
Accounts payable and accrued expenses	615,397	(445,241)
Accrued interest expense	252,978	-
Deferred rent liability	(30,382)	(30,414)
Deferred revenue	(67,786)	(28,440)

Net cash flows used in operations	(732,314)	(2,479,363)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(1,043,802)	(218,896)
Capital expenditures for investment in acquisitions	(3,294,734)	-
Proceeds on disposal of equipment	252,500	1,800
Proceeds from sales of marketable securities	7,249,899	-
Investment in marketable securities	(1,504,512)	-

Net cash flows provided by investing activities	1,659,351	(217,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on revolving line of credit-related parties	(1,215,938)	(100,000)
Payments on term note payable - related parties	-	(4,050,000)
Deposits for future financing	-	(250,000)
Payments on notes payable	(256,847)	(454,576)
Proceeds from notes payable		-
Proceeds from issuance of convertible note	2,600,000	15,000,000
Payments on capital lease obligations	(373,797)	(244,435)
Proceeds from stock issuance		456,108

Net cash flows provided by financing activities	753,418	10,357,097

NET INCREASE IN CASH	1,680,455	7,660,638

CASH - Beginning of period	766,264	125,083

CASH - End of period	$2,446,719	$7,785,721

SUPPLEMENTAL NON-CASH DISCLOSURES FROM INVESTING & FINANCING ACTIVITIES :

Stock issued for acquisition - Affinity:
Network equipment	$-	$118,205
Customer premise equipment	-	20,150
Subscriber base	-	51,860
Vehicles	-	9,840
Office equipment	-	5,795
Prepaid expenses	-	2,580
Accounts receivable	-	3,401
Accounts payable and accrued expenses	-	(11,342)
Loan payable	-	(69,487)
Obligation to subscribers	-	(7,607)
Goodwill	-	287,016
Total Consideration	$-	$410,411

Stock issued for acquisition - RidgeviewTel:
Network equipment	$-	$14,650
Customer premise equipment	-	71,475
Customer base	-	26,714
Accounts receivable	-	1,589
Obligations to subscribers	-	(539)
Goodwill	-	37,970
	$-	$151,859

Stock issued for acquisition - Dynamic Broadband:
Network equipment	$-	$674,711
Customer premise equipment	-	746,153
Customer base	-	658,487
Vehicles	-	18,925
Office equipment	-	29,178
Prepaid expenses	-	8,308
Accounts receivable	-	18,075
Accounts payable and accrued expenses	-	(208,621)
Loan payable	-	(380,617)
Obligations to subscribers	-	(86,912)
Goodwill	-	50,495
	$-	$1,528,182

Wells Rural Electric:
Subscriber base	$125,642
Network equipment	23,348
Customer premise equipment	195,298
Goodwill	34,648
Total cash and debt consideration	$378,936	-

ERF Wireless
Subscriber base	1,339,851	$-
Network equipment	1,219,081	-
Vehicles	40,575	-
Network equipment not deployed	54,435	-
Goodwill	378,058	-
Total cash and stock consideration	3,032,000	-
Total paid in Stock	32,000
Total cash consideration	$3,000,000

Commx VOIP
Subscriber base	1,764,852	$-
Network equipment	120,379	-
Software licenses	2,378,606	-
Furniture and fixtures	9,940	-
Customer premises equipment	315,473	-
Accounts receivable	327,555	-
Gain on Acquisition	(95,979)	-
Obligations to subscribers	(46,535)	-
Total cash and stock consideration	4,774,291	-
Total paid in Stock	680,000	-
Total warrants to purchase common stock	94,291	-
Total cash and debt consideration	$4,000,000	-

Common stock payable subscription sales	$-	$456,108
Common stock issued for common stock payable	-	$370,041
Common stock issued for professional services	-	$123,834
Capital lease obligations for property and equipment	$373,797	$234,350

Cash payments for:
Interest	413,525	195,837

Tax	-	-

See notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business.

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

          The Company provides wireless broadband, satellite video and voice-over-IP (VoIP) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in eleven Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, and Texas. As of June 1, 2011, KeyOn provides VoIP services directly utilizing its own facility acquired with the assets purchased from entities doing business as CommX. In an effort to generate additional accounting and operational efficiencies, the Company consolidated its eight wholly-owned subsidiaries: KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC and KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC (which had previously been referred to as the “related entities”), into one, wholly-owned operating subsidiary: KeyOn Communications, Inc.  For the acquisition of CommX assets, KeyOn formed a new operating subsidiary, KeyOn CommX LLC, which is wholly-owned by KeyOn Communications Holdings, Inc.

Note 2 – Liquidity and Financial Condition

          The Company’s net loss amounted to $19,139,445 for the six months ended June 30, 2011, and includes a non-cash interest charge to the statement of operations, principally relating to the acceleration of the discount of our convertible note upon its conversion into Series A Preferred Stock on March 11, 2011 (the “Conversion”), and a debt conversion inducement charge of $2,292,059 from the issuance of warrants as a part of the Conversion (see Note 7 – Settlement of Convertible Note).  The Company’s accumulated deficit amounted to $45,897,442 at June 30, 2011. During the six months ended June 30, 2011, net cash used in operating activities amounted to $732,314.  At June 30, 2011, the Company’s working capital amounted to a deficit of $5,168,908.

On June 14, 2011, we entered into a note purchase agreement with an institutional investor  pursuant to which we issued a secured convertible note for the principal sum of $2,600,000, which note is convertible into shares of Series A Preferred Stock, par value $0.001 per share, of the Company.  On June 27, 2011, we used $500,000 to fund the initial payment due in respect of our acquisition of the VoIP assets from CommX.

 We have continued to take measures during the six months ended June 30, 2011 to increase our overall base of subscribers by completing several acquisitions (See Note 4) in order to take advantage of scale economies resident in the telecommunications industry.  In addition, we have maintained our fixed operating costs by previously streamlining our operations and continually controlling operating costs.  Management believes that these operational initiatives have been effective as the Company has significantly increased revenues with our operating costs remaining the same or lower percentage of revenues than in past quarters.  Management believes the company will begin to report positive operating cash flow from operations in the third quarter of 2011.

In addition to the operational efforts, as noted above, in June 2011, we raised an additional $2,600,000 in a secured convertible note.  As a result, management anticipates that the Company’s capital resources, which consist of cash and cash equivalents of approximately $ 2,446,719, will enable it to meet its general working capital requirements, repay the current portion of its debt obligations and continue its business development efforts through at least July 1, 2012.

In support of our strategy of growing revenues by increasing our subscriber base, we received an award under ARRA, specifically, Round Two of the Broadband Initiatives Program (BIP) administered by the Rural Utilities Service (“RUS”). On September 13, 2010, we were announced as a $10.2 million award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents. We are expected to contribute approximately $2 million in matching funds during the project’s three year construction period.  We anticipate commencing our project in the third quarter of 2011 and expect that it will be substantially complete within two years from the commencement date.  We are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award.

However, in order to execute our strategy of continued acquisitions of wireless broadband companies and penetrate new and existing markets, including the BIP stimulus award, we may need to raise additional funds, through public, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings or other means; however, we have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Consolidation Policy

   The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows for the quarter ended June 30, 2011, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company records revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

The Company charges a recurring subscription fee for providing its various Internet access and Voice Over Internet Protocol (“VoIP”) services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one, two, three and five year contracts and are billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $261,899 and $253,596 at June 30, 2011 and 2010, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at a high credit quality institution, with balances, at times, in excess of federally insured limits. As of June 30, 2011, the Company has approximately $1,946,719 in excess of federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk.

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

  Our business includes one goodwill reporting unit. We annually review goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired.  We determined that goodwill was not impaired as of June 30, 2011.

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

The table of all of our common stock equivalents is as follows:

	June 30,
	2011	2010
	Common Stock	Common Stock

Common stock purchase warrants	4,750,494	3,664,161
Warrants to purchase convertible Series A preferred stock - convertible into common stock on a 1 for 1 basis	10,300,000	-
Stock options	2,484,344	2,109,344
Convertible note convertible into Series A Preferred Stock - convertible into common stock on a 1 for 1 basis	3,466,667	20,000,000
Convertible Series A preferred stock- convertible into common stock on a 1 for 1 basis	16,811,225	-
	37,812,730	25,773,505

The numerator in the diluted loss per share calculation for the three months ended June 30, 2010 gives effect to addbacks of (i) $ 149,589 of contractual interest expense under our convertible notes, and (ii) $ 519,405 of accretion of discount under the convertible notes (recorded as interest expense) and (iii) the elimination of the $3,199,456 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended June 30, 2010 includes (i) 1,076,520 employee stock options and (ii) 41,970 common stock purchase warrants, each with exercises prices that are less than the average share price of $0.73 per share for the three months ended June 30, 2010 and (iii) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes described in Note 7.

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

    The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	June 30, 2011	December 31, 2010
Beginning Balance	$2,390,515	$-
Aggregate fair value of derivative issued	14,937	44,792,150
Issuance date charge for difference between fair value of Derivative Instrument	-	(29,792,150)
Change in fair value of derivative	(161,506)	(12,609,485)
Elimination of derivative upon the conversion of related Note into Series A Preferred Stock to paid in capital	(2,231,405)	-

Ending Balance	$12,541	$2,390,515

The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 7 (disclosure of Notes, Loans and Derivative Liabilities).

In accordance with the provisions of ASC 815, the Company presented the conversion option liability at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s statement of operations for the applicable reporting periods. As disclosed in Note 7, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of June 30, 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

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

The new $2.6 million convertible Note has a $0.75 conversion option which the Company bifurcated from its debt host in accordance with ASC 805. The issuance date fair value of the derivative liability was $14,937 at the date of execution, June 14, 2011 and was recorded as a discount from the face of the Note. Accretion on the discount of $653 was recorded as interest expense for the period June 14 to June 30, 2011. This derivative liability will be marked to market every quarter the Note is outstanding. This derivative was $12,541 at June 30, 2011 with the change in fair value of the derivative of $2,396 being recorded as other income.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

Note 4 - Business Combinations

Wells Rural Electric Company

          On January 31, 2011, KeyOn Communications Holdings, Inc. purchased the assets of Wells Rural Electric Company (“WREC”), pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets. As consideration for the acquired assets, we agreed to pay $363,888 in cash over a period of two years, subject to further adjustments. Upon the satisfaction of certain closing conditions, we initiated the Closing Payment of $94,734. The balance of the purchase price which amounts to $269,154 will be made in eight consecutive quarterly payments and will accrue interest at the rate of 5.25% per annum (See Note 7).

          The purchase price breakdown is as follows:

Subscriber base	$121,898
Network equipment	23,348
Customer premise equipment	195,298
Accounts receivable	1,239
Goodwill	22,105
Total consideration	$363,888

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

          The final sales price breakdown is as follows:

Network equipment	$272,510
Customer premise equipment	226,757
Software	461
Computer equipment	2,460
Accumulated depreciation	(495,885)
Gain on sale of assets	246,197

Total consideration	$252,500

ERF Wireless, Inc

          On February 10, 2011, we entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities used to provide wireless Internet access and other related services from ERF Wireless, Inc., (“ERF”). The assets to be acquired are used in the business of operating wireless networks that provide high-speed Internet access and other related services to residential and commercial subscribers in East Central Texas (the “Business”). As consideration for the acquired assets, the Company paid $3,000,000 in cash, subject to further adjustments as described in the Asset Purchase Agreement and issue 100,000 shares of the Company’s common stock. The Asset Purchase Agreement contains customary representations and warranties by the Company and ERF. On February 15, 2011, upon the satisfaction of the closing conditions, we consummated this transaction by delivering $2,700,000 in cash and issued 100,000 restricted shares of our common stock. On July 1, 2011 we made the final payment to the balance of the final purchase price of $215,120 (see Note 7) after making certain price adjustments as described in the Asset Purchase Agreement.

          The final allocation of the purchase price breakdown is as follows:

Network equipment	$1,219,082
Vehicles	40,575
Subscriber base	1,339,851
Network equipment not deployed	54,434
Goodwill	378,058
Accounts Payable	11,298
Accounts Receivable	(66,624)
Obligations to Subscribers	(29,553)
Total consideration	$2,947,121

Entities Doing Business as CommX

 On June 1, 2011, a wholly owned subsidiary of KeyOn Communications Holdings, Inc., KeyOn Commx, LLC, a Nevada limited liability company, acquired from CommX Holdings, Inc., a Florida corporation, CommX, Inc., a Florida corporation and Communications Xchange, LLC, a Florida limited liability company, (“Xchange” and together with CommX Holdings and CommX Inc., “CommX”) pursuant to an asset purchase agreement. Substantially, all of the CommX’s assets are used in providing services commonly known as hosted VoIP to commercial and residential customers as well as certain other assets related to Internet addresses and, as a continuation of our core business strategy, they will serve to integrate horizontally into our product line-up and services provided to the same geographical locations and customers.

As consideration for the acquired assets, we initiated the closing payment of $500,000 in cash at closing, upon satisfaction of certain closing conditions, issued a promissory note in the principal amount of $3.5 million, 2,000,000 shares of our common stock with a fair value of $0.34 a share or $680,000 and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.40 per share with a fair value of $94,291.

The promissory note accrues interest at the rate of 5% per annum and is payable in 10 equal quarterly installments of $374,510.76 commencing August 31, 2011. However, in the event that we complete an equity financing or series of equity financings that result in gross proceeds of at least $5,000,000, we are required to make a mandatory prepayment of $1,500,000 under the Note. The Note contains a variety of events of default that are typical for transactions of this type (See Note 7).

The final purchase price is subject to adjustments for net working capital and qualified subscribers as described in the asset purchase agreement and it is not expected to exceed $80,000.

The table showing the fair value warrants issued in consideration is as follows: Fair value of warrants to purchase common stock
Exercise Price of Option	$0.40
Term (years)	5
Volatility	53%
Risk Free Interest Rate	0.74%
Dividend Yield	0
Unit fair value	$0.34
Shares issuable upon exercise	1,000,000
Aggregate fair value	$94,291

The preliminary allocation of the purchase price breakdown is as follows:

Subscriber base	$1,764,852
Network equipment	120,379
Software licenses	2,378,606
Furniture and fixtures	9,940
Customer premises equipment	315,473
Accounts receivable	327,555
Obligations to subscribers	(46,535)
Gain on acquisition	(95,979)
Total cash and stock consideration	$4,774,291
Total stock consideration	$680,000
Total warrant to purchase common stock consideration	$94,291
Total cash and debt consideration	$4,000,000

Pro forma financials

        The Company accounted for the business combinations using the acquisition method of accounting. The results of operations for the three and six months ended June 30, 2011, include the revenues and expenses of these acquired businesses since their respective dates of acquisition.

        The unaudited pro-forma financial results for the three and six months ended June 30, 2011 and June 30, 2010, combines the historical results of Dynamic Broadband Corporation, RidgeviewTel, LLC, Affinity Wireless, ERF Wireless, Inc., Wells Rural Electric Company and Commx VOIP with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

As described in Note 3, the Company adopted ASU 2010-29 relating to pro forma disclosures effective January 1, 2011. There were no material non-recurring pro forma adjustments directly attributable to these acquisitions.

PRO FORMA COMBINED STATEMENT OF OPERATIONS

	Three Months Ended 30-Jun-11	Three Months Ended 30-Jun-10	Six Months Ended 30-Jun-11	Six Months Ended 30-Jun-10
Total revenues	$3,353,258	$3,425,510	$6,785,833	$6,921,040
Loss from operations	$(1,238,271)	$(1,494,164)	$(3,422,318)	$(3,059,125)
Net income/(loss) available to common stockholders	$(1,238,177)	$956,305	$(19,378,169)	$3,559,810
Net income/(loss) per share, basic	$(0.05)	$0.04	$(0.75)	$0.14
Net income/(loss) per share, diluted	$(0.05)	$(0.04)	$(0.75)	$(0.08)
Pro forma weighted average shares outstanding, basic	25,768,211	25,737,746	25,768,211	25,492,594
Pro forma weighted average shares outstanding, diluted	25,768,211	46,856,237	25,768,211	43,785,082

Note 5 – Property and Equipment

Property and equipment at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010
Subscriber equipment	$7,570,776	$7,027,318
Fixed wireless tower site equipment	6,890,198	5,253,097
Software and consulting costs	3,015,976	633,704
Computer and office equipment	957,238	703,467
Vehicles	287,182	243,107
Leasehold improvements	348,550	315,013
Property and equipment	19,069,920	14,175,706
Less: accumulated depreciation	(11,389,244)	(10,769,366)
Property and equipment, net	$7,680,676	$3,406,340

          Depreciation expense amounted to $1,120,297 and $784,496 for the six months ended June 30, 2011 and June 30,

Note 6 – Intangible Assets

	Goodwill	Subscriber Base	Trademarks

Balances - December 31, 2010	$1,815,095	$2,290,464	$16,567
Wells Electric Acquisition	22,104	121,899	-
ERF Acquisition	378,059	1,339,851	-
CommX Acquisition	-	1,764,852	-
Balances - June 30, 2011	$2,215,258	$5,517,066	$16,567
Less accumulated amortization	-	(1,813,503)	-
Balances - June 30, 2011, net	$2,215,258	$3,703,563	$16,567

Amortization expense for the six months ended June 30, 2011 and June 30, 2010 amounted to $387,905 and $105,300, respectively.

Note 7 – Notes, Loans and Derivative Liabilities

Notes Payable

	June 30, 2011	March 31, 2011
Note payable to Nevada State Bank in monthly installments of $10,828 including interest at 7% through October 2014.	$374,773	$400,158

Note payable in connection with acquisition of Southwest Wireless, payable in quarterly non-interest bearing payments of $30,000 through August 1, 2012. (Note 4)	150,000	180,000

Note payable in connection with acquisition of TS Wireless, payable in quarterly non-interest bearing payments of $18,750 through June 30, 2012. (Note 4)	100,000	118,750

Note payable in connection with acquisition of On A Wave Wireless, Inc., payable in two semi-annually non-interest bearing payments of 53,000 through October 11, 2011. (Note 4)	26,000	53,000

Note payable to a Blencoe State Bank assumed in connection with acquisition of On A Wave Wireless, Inc., payable in monthly installments of $450 including interest at 7.25% through May 2014. (Note 4)	13,615	14,703

Note payable in connection with acquisition of Wells Rural Electric, payable in 8 quarterly installments including interest at 5.25%	250,079	284,202

Note payable in connection with acquisition of ERF Wireless, payable in 1 non-interest bearing payment	215,120	300,000

Note payable to American National Bank, payable in 48 monthly installments including interest at 7.8%.	-	1,985

Note payable in connection with acquisition of CommX, payable in 10 quarterly installments including interest at 5%.	3,500,000	-

	4,629,587	1,352,798

Current portion	2,074,498	691,227

Non-current portion	$2,555,089	$661,571

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

          As a result of the above, the Company recorded a derivative liability on June 16, 2011, the commitment date of the transaction, in the amount of $14,937. The Company also adjusts the carrying amount the derivative to its fair value at each reporting date with the changes in fair value reported as a component of results of operations under the heading other income and expense. The fair value of the derivative liability was reduced to $12,541 as of June 30, 2011 principally due to reduction in our stock price as of June 30, 2011.

          The Company computed the fair value of the derivative liability at the date of issuance and the reporting date of June 30, 2011 using the Black-Scholes option pricing model with the following assumptions:

Input	16-Jun-11 (Issuance Date)	30-Jun-11 (Reporting Date)
Fair value of common stock
Exercise Price of Option	$0.75	$0.75
Term (years)	1	1
Volatility	53.25%	53.25%
Risk Free Interest Rate	0.19%	0.19%
Dividend Yield	0%	0%
Unit fair value	$0.3	$0.29
Shares issuable upon exercise	3,466,666	3,466,666
Aggregate fair value	$14,937	$12,541

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

Note 8 - Operating and Capital Leases

Capital Leases:

          The Company leases equipment from certain parties under various capital leases expiring in 2011 through 2014. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of June 30, 2011:

2011	$321,359
2012	139,283
2013	3,083
2014	504
Thereafter	—
Total minimum lease payments	464,229
Less amounts representing interest	(48,302)
415,927
Less current portion	(343,474)
Capital lease obligations, non-current	$72,453

Operating Leases:

          In addition, the Company leases tower and roof-top space under operating leases with terms that are typically for 5 years and contain automatic renewals for 2 or 3 additional 5 year terms. Finally, the Company also has various operating leases for office space, equipment, and vehicles that generally are for 3 to 5 year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at June 30, 2011:

For the period of July 1, 2011 through December 31, 2011	$426,441
For the years ending December	587,775

2012
2013	314,610
2014	185,899
2015	115,263
Thereafter	61,589
$1,691,577

  The total rental expense included in operating expenses for operating leases included above is $528,429 and $370,114 for the three months ended June 30, 2011 and June 30, 2010, respectively and $990,661 and $723,790 for the six months ended June 30, 2011 and 2010, respectively.

  In February 2007, the Company entered into a lease agreement for its corporate offices in Omaha, Nebraska. The lease term commenced in February 2007 and terminates five years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $103,000 in 2010 and remained at that level through March 2011, before increasing to approximately $106,200 through March 2012. In May 2011 we have entered into a new lease agreement for approximately 6,500 square feet of office space for $6,825 per month in Las Vegas. This facility replaces our previous Las Vegas office and serves as our new headquarters. This lease commenced on May 1, 2011 and terminates on April 30, 2016.

  The Omaha office’ landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $265,000 for leasehold improvements, (ii) an initial three-month rent-free period and (iii) a reduced initial monthly payment schedule from April 2007 through September 2007 with escalating monthly charges thereafter. The Las Vegas office’ landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $39,900 for leasehold improvements, (ii) a reduced initial monthly payment schedule from May 2011 through April 2012 with escalating monthly charges thereafter. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period and the reduced initial monthly payments are recognized as deferred rent and amortized ratably over the term of the lease. Current and long term balances totaled $52,600 and $0 at June 30, 2011.

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

Dividends

The holders of shares of Series A Preferred Stock are entitled to receive dividends, on a pari passu basis, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock) on the common stock, at the rate of 10% of the Original Issue Price ($1.00, subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations or the like) per share per annum for the Series A Preferred Stock, payable within 30 days following the last day of each fiscal quarter. During the first two years following the initial issuance of the Series A Preferred Stock, such dividends shall, at the option of the Company, be payable in either cash or additional shares of Series A Preferred Stock (with such shares being valued consistently with the common stock). Following such two year period, dividends shall be paid in cash unless otherwise elected by the holder.  The Company recorded a dividend on the Series A Preferred Stock of $406,759 and $496,157 for the three months period ended June 30, 2011 and for the six months period ended June 30, 2011, respectively.

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

Protective Provisions

The consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock voting separately as a class is required in order for the Company to:

●	alter or change, whether by merger, consolidation or otherwise, the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely such shares;

●	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or common stock;

●
authorize or issue, or obligate itself to issue, whether by merger, consolidation or otherwise, any equity security of the Company, including any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior or on parity with the Series A Preferred Stock;

●	effect any reclassification or recapitalization of the outstanding capital stock of the Company;

●	amend the Company’s certificate of incorporation or bylaws in a manner that adversely effects the holders of the Series A Preferred Stock;

●	pay dividends or make other distributions on the capital stock of the Company (other than a dividend payable solely in shares of common stock); or

●
approve any transaction that would be required to be disclosed as a related party transaction by a corporation that is subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Issuances of Common Stock

During the six month period ended June 30, 2011, the Company Issued:

2,100,000 shares of common stock with an aggregate value of $712,000 pursuant to the consummation of the ERF Wireless and CommX acquisitions (See Note 4).

Warrants

A roll-forward of the Company’s stock purchase warrants for the quarter ended June 30, 2011 is as follows:

	Series A preferred stock purchase warrants	Common stock purchase warrants	Totals
Outstanding at December 31, 2010	-	3,750,494	3,750,494
Issued	10,300,000	1,000,000	11,300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired unexercised	-	-	-
Outstanding at June 30, 2011	10,300,000	4,750,494	15,050,494

As of June 30, 2011, there are 15,050,494 exercisable warrants outstanding that feature strike prices ranging from $0.25 to $8.00 per share. 4,300,000 exercisable warrants feature strike prices at or below $0.29 per share.

Stock Option Plans

 A summary of the status of our stock option plans and the changes during the quarter ended June 30, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

Balance, March 31, 2011	2,584,344	$0.86	4.64	461,562
Granted	-	$-
Exercised	-	$-
Cancelled	100,000	$0.35
Forfeited	-	$-
Balance, June 30, 2011	2,484,344	$0.88	4.41	$426,562

Options Exercisable, June 30, 2011	2,048,094	$1.00	3.98	$358,250

                   The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The option-pricing model requires the input of subjective assumptions. We have historically priced our options using volatility rates that are based on historical stock prices of similarly situated companies and expectations of the future volatility of our common stock. The expected life of our options is based upon the average of the vesting periods and contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards expected to vest.

          Compensation expense recorded for stock options during the three month ended June 30, 2011 and the six months ended June 30, 2011 amounted to $22,995 and $1,441,124, respectively.

          Unamortized stock compensation expense as of June 30, 2011 amounted to $211,288 and is being recognized as compensation expense through February 28, 2014.

Note 10 – Subsequent Events

          Acquisitions

          On July 22, 2011, the Company entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities from Digital Bridge Communications Corp, a Delaware corporation, Digital Bridge Spectrum Corp., a Delaware corporation, and DigitalBridge Spectrum II a Delaware limited liability company (collectively, the “Digital Bridge”), The assets to be acquired are used in the businesses of operating wireless broadband networks that provide broadband Internet access and other related services in certain markets in the Northwest and Midwest.

          As consideration for the acquired assets, the Company has agreed to pay $17,434,874 in cash subject to further adjustments as described in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations and warranties by the Company and Digital Bridge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These uncertainties include factors that affect all businesses as well as matters specific to us, and other risks. We caution readers not to place undue reliance on any forward-looking statement, which speaks only as of the date made, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011and in this Quarterly Report on Form 10-Q, as well as others that we may consider immaterial or do not anticipate at this time.

Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with VoIP and DISH Network video services to both residential and business subscribers. We currently offer our broadband services to residential and business subscribers in a market footprint covering over 62,000 square miles in the following 11 Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota and Texas. We estimate our existing footprint covers approximately 2.7 million people, as well as small to mid-sized businesses in these areas. In June 2011, we acquired the hosted VoIP assets from entities doing business as CommX, and we now provide VoIP services to small to mid-sized businesses as well as to our residential customers through wholesale partners and retail direct.
We have principally grown our business through the acquisition of wireless broadband companies operating in areas adjacent to our existing network operations as well as through the organic growth of our subscriber base. From 2007 through today, we have acquired the assets of thirteen companies, which has increased our subscriber base and expanded our network footprint.  We have completed one acquisition outside of the wireless broadband industry with our acquisition of CommX, which was our fourteenth acquisition overall.

                    Our present strategy is to achieve positive cash flow from operations by increasing our revenues through acquisitions, value-added services that increase our ARPU and growth in our subscriber base. In order to achieve this goal, we attempt to keep the rate of growth in normalized operating expenses less than the growth in revenues. Over the past several quarters, we believe we have executed and plan to continue to execute our principal growth strategies, which are described below and consist of: Rural UniFi, overall organic subscriber growth and strategic initiatives, including the participation in government broadband programs such as the Broadband Initiatives Program(BIP), the deployment of 4G WiMAX networks and offering VoIP services.

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

Organic Subscriber Growth

          During the second half of 2010 and first quarter of 2011, we increased our organic growth efforts through increased marketing expenses.  We continued to see effects of these efforts in the second quarter of 2011 as our new customer installations increased by 54% over the second quarter of 2010.

ARRA Stimulus Award

          On September 13, 2010, we were announced as a $10.2 million award recipient under the BIP to deliver 4G wireless broadband services to almost 40 communities throughout rural Nevada. Pursuant to the project’s design, we will make 4G, last-mile wireless broadband access and VoIP services available to approximately 93,000 people, 5,522 businesses and 849 critical community facilities in qualified rural communities throughout Nevada under Round Two of the BIP. We plan to offer broadband service at speeds up to 8 megabits per second (Mbps). We anticipate commencing our project in the third quarter of 2011 and expect to be substantially complete within two years. We are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award..

4G Wireless Network Deployment

          We believe that the introduction of 4G networks will help increase both subscriber growth and Average Revenue per User (ARPU).  In August 2010, we implemented a next-generation, 4G wireless network with the launch of our WiMAX network in Pahrump, Nevada. In addition, in December 2010 we   launched 4G wireless services in eight markets in rural Nebraska, and in April, 2011, we launched another high-capacity, high-speed network in Wendover, Nevada

VoIP Services

          In June 2011, we acquired VoIP assets from entities doing business as CommX.  This acquisition allows us to provide hosted VoIP services to our residential and small to mid-sized business customers through independent dealers who either sell it as a “private label” or sell as a value-added reseller of the service, maintaining the CommX brand.  Management expects that owning the assets will further our horizontal integration strategy, allowing us to leverage existing reserves and assets and thereby create higher overall operating margins.

Characteristics of Our Revenues and Operating Costs and Expenses

      We offer our services under month-to-month, annual and  two, three and five-year service agreements. These services are generally billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Service initiation fees are recognized at the time of installation.

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

        Network operating costs are comprised of costs directly associated with providing our services, including tower rent, circuits to transport data to the Internet termination point and Internet bandwidth.

        Marketing and advertising expenses primarily consist of direct marketing and advertising costs.

        Professional fees relate to legal, accounting, consulting and recruiting resources that we periodically engage for functions that we do not perform internally. General and administrative expenses primarily consist of the support costs of our operations, such as costs related to office real estate leases, company insurance, travel and entertainment, banking and credit card fees and  taxes.

Summary of Significant Accounting Policies and Accounting Pronouncements

See Note 3 of the Notes to Condensed  Consolidated Financial Statements for a full description of significant accounting policies and  recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

Results of Operations

Three-Month Period Ended June 30, 2011 as Compared to the Three-Month Period Ended June 30, 2010

        Revenues. During the three month period ended June 30, 2011, we recognized revenues of $2,839,315, as compared to revenues of $1,728,849 during the three month period ended June 30, 2010, representing an increase of approximately 64%. Our increased revenue was a result of the subscriber growth from the completion of six acquisitions during the last two quarters of the year ended December 31, 2010 and the six month period ended June 30, 2011, as well as the positive effects of the increase in organic marketing efforts during that second half of 2010 and through 2011.

        Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, installation expense, and professional fees totaled $4,124,102 for the three month period ended June 30, 2011, as compared to $3,503,577 for the three month period ended June 30, 2010, representing an increase of approximately $620,000, or 18%. The increase was due primarily to the additional depreciation and amortization expense of approximately $438,000, or 71% of the total increase. Also as a  result of our increased subscriber base, payroll, network operating costs, installation and marketing expenses increased by approximately $568,000, though as a percentage of revenues it decreased by 29%, offset by a reduction in professional fees of approximately $434,000. The majority of the decrease in professional fees was related to costs of Round Two ARRA applications incurred only in the second quarter of 2010. By removing non-cash stock compensation expense from payroll and professional fees and Round Two ARRA stimulus application expense of $22,995 for the three month period ended June 30, 2011 and $703,484 for the three month period ended June 30, 2010, our operating expenses increased by $1,301,014. After giving effect to the exclusion of stock compensation, our operating loss margin improved  by 18 percent from a total normalized operating loss of $1,261,792, or an operating loss margin of 44% for the three month period ended June 30, 2011 as compared to a loss of $1,071,244, or an operating loss margin of 62% for the three month period ended June 30, 2010.

        Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $1,417,252 for the three month period ended June 30, 2011, as compared to $1,285,357 for the three month period ended June 30, 2010, representing an increase of approximately $131,000 or 10%. The increase was primarily due to additional headcount of approximately 96 employees at June 30, 2011 compared to approximately 72 employees at June 30, 2010. This increase was in support of our expanded operations resulting from our Rural Unifi initiatives, expanded VoIP operations and organic subscriber growth initiatives.  As a percentage of revenues payroll related expenses improved to 50% during the three month period ended June 30, 2011 as compared to 74% for the three month period ended June 30, 2010.

        Depreciation and Amortization. Depreciation and amortization expenses totaled $857,817 for the three month period ended June 30, 2011, as compared to $419,302 for the three month period ended June 30, 2010, representing an increase of $438,515. This increase was primarily due to wireless broadband acquisitions as well as new equipment purchases, including new network construction and customer premise equipment.

        Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $1,122,626 for the three month period ended June 30, 2011, as compared to $760,408 for the three month period ended June 30, 2010, representing an increase of approximately 48%. The increase was primarily due to an increase in network costs resulting from acquisitions in support of our Rural UniFi initiative. Network operating costs as a percentage of revenues was reduced by 4%, from 40% for the three month period ended June 30, 2011 as compared to 44% for the three month period ended June 30, 2010.

        Other General and Administrative Expenses. Other general and administrative expenses totaled $390,952 for the three month period ended June 30, 2011, as compared to $343,681 for the three month period ended June 30, 2010, representing an increase of approximately $47,000, or 14%. This increase was primarily due to increased office rents and miscellaneous expenses in support of our Rural UniFi initiative.

        Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $100,847 for the three month period ended June 30, 2011, as compared to $49,047 for the three month period ended June 30, 2010, representing an increase of approximately 106%. This increase is a result of an increase in gross subscriber additions of 54% in the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010.

        Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $134,482 for the three month period ended June 30, 2011, as compared to $568,171 for the three month period ended June 30, 2010, representing a decrease of approximately 76%. The majority of this decrease was due to expenses associated with our Round Two ARRA applications incurred solely during the three month period ended June 30, 2010.

        Marketing and Advertising Expenses. Marketing and advertising expenses totaled $100,126 for the three month period ended June 30, 2011, as compared to $77,611 for the three month period ended June 30, 2010, representing an increase of approximately 29%. Due to our ongoing efforts to organically grow our subscriber base, we continued with our marketing initiatives during the three month period ended June 30, 2011. As a percentage of revenues our marketing and advertising expenses decreased to less than 4% for the three month ended June 30, 2011 as compared to over 4% during the three month ended June 30, 2010, demonstrating the company is being effective with its marketing spend.

        Other Income and Expense. We incurred other income of $14,671 for the three month period ended June 30, 2011, as compared to an income of $2,450,469 for the three month period ended June 30, 2010, representing a decrease of $2,435,798. The primary reason for the decrease was a non-cash gain recorded during the three month period ended June 30, 2010 relating to the fair value derivative accounting of a long term convertible note of $3,199,456, and a non-cash interest accretion expense recorded of $ 519,405. If the effects of the derivative accounting were removed, Other Income and Expense for the three month period ended June 30, 2011 would have totaled an income of $12,928 as compared to an expense of $229,582 for the three months ended June 30, 2010, an improvement of approximately $242,000.

       Net Income (Loss). We had a net loss of $1,284,693 for the three month period ended June 30, 2011, as compared to a net income of $675,741 for the three month period ended June 30, 2010, representing a decrease of $1,960,434. The primary reasons for the decrease were non-cash effects of the derivative accounting of the long term convertible note of $2,680,051 and non-cash stock compensation expense for personnel and professional fees of $703,484. If the effect of the conversion of the Note and the non-cash compensation expenses are removed our net loss would be $1,261,698 for the three months ended June 30, 2011, as compared to a net loss of 1,300,826 for the three months ended June 30, 2010, an improvement of 3%.

Six Month Period Ended June 30, 2011 as Compared to the Six Month Period Ended June 30, 2010.

          Revenues. During the six month period ended July 30, 2011, we recognized revenues of $5,204,954, as compared to revenues of $3,323,808 during the six month period ended June 30, 2010, representing a increase of approximately 57%. Our improvement in revenue was a result of a subscriber growth from the six acquisitions completed in the last twelve months (July 1, 2010 through June 30, 2011), the full financial benefit of the three acquisitions completed in the first six months of 2010 as well as the positive effects of increase in organic marketing efforts during that second half of 2010 and through 2011.

Operating Loss. Operating expenses, which consist of payroll, bonuses, taxes and stock based compensation, depreciation and amortization, other general and administrative costs, network operating costs, marketing and advertising, gain on disposal of equipment, installation expense, and professional fees totaled $8,884,705 for the six month period ended June 30, 2011, as compared to $7,013,554 for the six month period ended June 30, 2010, representing an increase of approximately $1.87 million or 27%. The majority of this increase, 67%, was due to an increase in non-cash compensation expenses during the six month period ended June 30, 2011, as compared to the six month period ended June 30, 2010. Additionally, 33%, was due to an increase in payroll, operating expenses, installation, marketing of approximately $ 1.9 million resulting from an increase of our overall operating activities, offset by a decrease in professional fees for approximately $1.2 million mainly due to our Round Two ARRA application expenses incurred during the six months ended June 30, 2010. By removing Round Two ARRA application expenses and non-cash stock compensation expense from payroll and professional fees of $1,441,124 for the six month period ended June 30, 2011, and $1,866,125 for the six month period ended June 30, 2010, our operating expenses increased by $2,296,152. After giving effect to the exclusion of stock compensation and Round Two ARRA application expenses our operating loss margin improved  by 12 percent from a total normalized operating loss of $2,238,627, or an operating loss margin of 43% for the six month period ended June 30, 2011 as compared to a loss of $1,823,621, or an operating loss margin of 55% for the six month period ended June 30, 2010.

          Payroll, Bonuses and Taxes. Payroll, bonuses and taxes totaled $3,988,628 for the six month period ended June 30, 2011, as compared to $2,362,649 for the six month period ended June 30, 2010, representing an increase of approximately $1.6 million or 69%. A majority of this increase, 77%, is primarily due to an increase in non-cash deferred compensation expenses during the six month period ended June 30, 2011, as compared to the six month period ended June 30, 2010. The remaining portion of the increase, or 23 % was primarily due to additional headcount in support of our expanded operations resulting from our Rural Unifi initiatives for the six month period ended June 30, 2011. By removing the non-cash expenses incurred during the six month period ended June 30, 2011 and 2010, normalized payroll, bonuses and taxes would be approximately $2,547,504 and $1,898,537, respectively, for an increase of approximately $648,967 or 34%. As a percentage of revenues normalized payroll related expenses improved to 49% during the six month period ended June 30, 2011 as compared to 57% for the six month period ended June 30, 2010.

Depreciation and Amortization. Depreciation and amortization expenses totaled $1,508,202 for the six month period ended June 30, 2011, as compared to $889,797 for the six month period ended June 30, 2010, representing an increase of approximately  $618,405 or 70%. This increase was primarily due to wireless broadband acquisitions as well as new equipment purchases, including new network construction and customer premise equipment

          Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses, totaled $2,162,100 for the six month period ended June 30, 2011, as compared to $1,425,682 for the six month period ended June 30, 2010, representing an increase of approximately $736,418 or 52%. The increase was primarily due to an increase in network costs resulting from acquisitions in support of our Rural UniFi initiative. Network operating costs as a percentage of revenues was reduced by 1%, from 42% for the six month period ended June 30, 2011 as compared to 43% for the six month period ended June 30, 2010.

          Other General and Administrative Expenses. Other general and administrative expenses totaled $867,436 for the six month period ended June 30, 2011, as compared to $633,721 for the six month period ended June 30, 2010, representing an increase of approximately $233,715 or 37%. This increase was due primarily to increased office rents, communication and shipping expenses in support of our Rural UniFi initiative, travel related to acquisitions, hiring related expenses and insurance of approximately $205,000.

          Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, totaled $173,207 for the six month period ended June 30, 2011, as compared to $100,622 for the six month period ended June 30, 2010, representing an increase of approximately $72,585 or 72%. This increase is a direct result of an increase in gross subscriber additions in the six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010.

          Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, totaled $230,439 for the six month period ended June 30, 2011, as compared to $1,472,820 for the six month period ended June 30, 2010, representing a decrease of approximately $1.2 million. This decrease was due to expenses incurred in connection with our Round Two ARRA applications during the six month period ended June 30, 2010.

  Gain on disposal of equipment. Gain on disposal of equipment totaled $246,197 for the six month period ended June 30, 2011, as compared to $0 for the six month period ended June 30, 2010, representing a decrease of approximately $246,197. This increase was due to the sale of assets used in the operation of our Grand Junction, Colorado network during the first quarter of 2011.

          Marketing and Advertising Expenses. Marketing and advertising expenses totaled $200,890 for the six month period ended June 30, 2011, as compared to $128,263 for the six month period ended June 30, 2010, representing an increase of approximately $72,627 or 57%. As a percentage of revenues our marketing and advertising expenses remained at 4% for the six month ended June 30, 2011 as compared to 4% during the six month ended June 30, 2010

          Other Income and Expense. We incurred other expense of $15,431,008 for the six month period ended June 30, 2011, as compared to an income of $6,618,935 for the six month period ended June 30, 2010, representing a decrease of $22,049,943. The primary reason for the decrease was the derivative accounting of the conversion option bifurcated from the CalCap Note, which included the following non-cash items: interest expense of $13,051,016 and a debt conversion inducement charge of $2,292,059. If the effects of the derivative accounting are removed, other income and expense for the six month period ended June 30, 2011 would have totaled an expense of $87,933 as compared to an expense of $279,493 for the six month period ended June 30, 2010, an improvement of approximately $191,559.

          Net Income (Loss). We had a net loss of $19,139,445 for the six month period ended June 30, 2011, as compared to a net income of $2,929,189 for the six month period ended June 30, 2010, representing an increase of approximately $22,068,634. The primary reasons for the decrease were non-cash effects of the conversion of the CalCap note into Series A Preferred Stock of $15,343,075 and non-cash stock compensation expense of $1,441,124. If the effect of the conversion of the Note and the non-cash compensation expenses are removed our net loss would be $2,355,247 for the six month period ended June 30, 2011, as compared to a net loss of $3,505,127 for the six month period ended June 31, 2011, an improvement of 33%.

Liquidity and Capital Resources

General

We incurred an operating loss of $1,284,787 for the three months ended June 30, 2011. At June 30, 2011, our accumulated deficit amounted to $45,897,442. During the six months ended June 30, 2011, net cash used in operating activities amounted to $732,314. At June 30, 2011, our working capital amounted to a deficit of $5,168,908.

On June 16, 2011, we raised an additional $2,600,000 in a secured convertible note from California Capital Equity, LLC, an entity controlled by our largest shareholder, Dr. Patrick Soon-Shiong.  The note is convertible into additional shares of the Company’s preferred stock at a conversion price of $0.75.

We have continued to take measures during the six months ended June 30, 2011 to increase our overall base of subscribers by completing several acquisitions (See Note 4) in order to take advantage of scale economies resident in the telecommunications industry.  On June 1 2011, KeyOn acquired a VoIP business with its purchase of entities doing business as CommX.  The strategic acquisition of CommX provides us with incremental revenues and has already contributed positively to cash flow from operations as we are able to integrate these operations into our existing broadband operations and sell these services as a bundle to our existing customer base.  Management believes CommX will continue to contribute meaningfully to revenue growth and cash flow from operations.

Management believes we have maintained our fixed operating costs by previously streamlining our operations and continually controlling operating costs.  We also believe that these operational initiatives have been effective, as the company has significantly increased revenues with our operating costs remaining the same or lower percentage of revenues than in past quarters.  As a result, we believe the company will begin to report positive cash flow from operations in the third quarter of 2011.

In the six month ending June 30, 2011 our net cash flow from operations improved from a deficit of $2,479,363 in the six month ending June 30, 2010 to a deficit of $732,314 in the six months ending June 30, 2011, an improvement of 70%.

          We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development through at least July 1, 2012. However, in order to execute our long-term strategy and penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that we may be able to access capital through public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the $10.2 million government stimulus award we have not secured any further commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

        Working Capital. As of June 30, 2011, we had negative working capital of $5,168,908. As of June 30, 2010 we had negative working capital of $1,922,933.

Item 4	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, based on our evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past experienced, and is continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Company to divide certain custodial, recordkeeping and authorization functions between its principal financial officer , Controller, and supporting staff to mitigate the risk of material misstatements.

We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and senior management personnel review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risks Factors

There are no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the following additional risks factors arising from our acquisition of CommX, providing services commonly known as hosted VoIP.

VoIP communication services, like the Company's, are subject to less regulation than traditional telecommunication services. Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC, and state regulatory agencies. The FCC initiated a notice of public rule-making in early 2004 to gather public comment on the appropriate regulatory environment for IP telephony which would include the services we offer. In November 2004, the FCC ruled that the VoIP service of a competitor and "similar" services are jurisdictionally interstate and not subject to state certification, tariffying and other legacy telecommunication carrier regulations.  Since then, the FCC has determined that interconnected VoIP services are required to comply with, among other obligations, E-911, law enforcement access (“CALEA”), local number portability, and contribution requirements for universal service, numbering administration, and the Telecommunications Relay Service fund for the hearing- and speech-impaired.

The effect of any future laws, regulations and the orders on the Company's operations, including, but not limited to, the VoIP service, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases the Company's costs of providing service that may or may not be recoverable from the Company's customers which could result in making the Company's services less competitive with traditional telecommunications services if the Company increases its retail prices or decreases the Company's profit margins if it attempts to absorb such costs.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which gives them a significant competitive advantage. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. The FCC recently adopted rules that would prohibit providers of broadband Internet access services from blocking, degrading or engaging in other discriminatory actions. These rules are not yet effective and there is some question as to whether the rules will become effective. Moreover, the ability of the FCC to regulate broadband Internet access services has been called into question by a recent ruling of the United States Court of Appeals for the D.C. Circuit. While interference with access to our products and services seems unlikely, broadband Internet access provider interference has occurred, in very limited circumstances in the U.S., and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby negatively impacting our revenue and growth.

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations, that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or reduce our profit margins. Furthermore, the FCC recently ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We pass-through Universal Service Fund contributions to our customers which may result in our services becoming less competitive as compared to those provided by others.

We may become subject to state regulation for certain service offerings.

Certain states take the position that offerings by VoIP companies, like us, are intrastate and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has pre-empted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP telephony products rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies. There may be risks associated with limitations associated with E-911 emergency dialing with the VoIP service.

Both our emergency calling service and our E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, the differences may cause significant delays, or even failures, in callers' receipt of the emergency assistance they need.

We are offering E-911 service that is similar to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. If a customer moves their VoIP service to a new location, the customer's registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an emergency 9-1-1 call. This can lead to delays in the delivery of emergency services.

The emergency calls of customers located in areas where we are currently unable to provide E-911 service as described above are supported by a national call center that is run by a third-party provider and operates 24 hours per day, seven days per week. These operators still receive the customer's registered service location and phone number automatically, and coordinate connecting the caller to the appropriate PSAP or emergency services provider and providing the customer's registered service location and phone number to those local authorities, which can also delay the delivery of emergency services. In the event that a customer experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider using our services.

The FCC may determine that our nomadic emergency calling solution does not satisfy the requirements of its VoIP E-911 order because, in some instances, our nomadic emergency calling solution requires that we route an emergency call to a national emergency call center instead of connecting our customers directly to a local PSAP through a dedicated connection and through the appropriate selective router. The FCC may issue further guidance on compliance requirements in the future that might require us to disconnect those customers not receiving access to emergency services in a manner consistent with the VoIP E-911 order. The effect of such disconnections, monetary penalties, cease and desist orders or other enforcement actions initiated by the FCC or other agency or task force against us could have a material adverse effect on our business, financial condition or operating results.

Delays our customers may encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can result in life threatening consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result of any failure of our E-911 services. In late July 2008, the President signed into law the "New and Emerging Technologies 911 Improvement Act of 2008." The law provides public safety, interconnected VoIP providers and others involved in handling 911 calls the same liability protections when handling 911 calls from interconnected VoIP users as from mobile or wired telephone service users. The applicability of the liability protections to our national call center solution is unclear at the present time. Also, we may be exposed to liability for 911 calls made prior to the adoption of this new law although we are unaware of any such liability.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

The FCC requires all interconnected VoIP providers to comply with CALEA. The FCC allows VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party with the ability to extract call content and call-identifying information from a VoIP provider's network. While the FCC permits companies like us to use the services provided by these third parties to comply with CALEA, we are ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy.

We selected a partner to work with us to develop a solution for CALEA compliant lawful interception of communications.  We had installed this solution in our network operations and data centers, and have been certified with the FCC. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA obligations.

There may be risks associated with our ability to comply with requirements of the Telecommunications Relay Service.

The FCC requires providers of interconnected VoIP services to comply with certain regulations pertaining to people with disabilities and to contribute to the Telecommunications Relay Services, or TRS, fund. We are also required to offer 7-1-1 abbreviated dialing for access to relay services. We have implemented a 7-1-1 system which routes such calls to the appropriate relay center based upon the customer's assigned telephone number. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if the FCC believes we are not compliant with these new disability requirements.

There may be risks associated with our ability to comply with the requirements of federal and other regulations related to Customer Proprietary Network Information ("CPNI").

The FCC requires providers of interconnected VoIP services to comply with its customer proprietary network information, or CPNI, rules. CPNI includes information such as the phone numbers called by a consumer, the frequency, duration, and timing of such calls, and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer's bill.

Under the FCC's rules, companies like us may not use CPNI without customer approval except in narrow circumstances related to the provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The rules also require more stringent security measures for access to a customer's CPNI data in the form of required passwords for on-line access and call-in access to account information as well as customer notification of account or password changes. Our failure to achieve compliance with any future CPNI orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force against us could have a material adverse effect on our business, financial condition or operating results.

A recent petition filed by tw telecom inc. with the FCC seeks an Order that its provision of facilities-based interconnected VoIP services should be classified as "telecommunications services," "telephone exchange services," and/or "exchange access" under relevant federal law. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

In July 2011, the FCC released a Public Notice concerning a Petition for Declaratory Ruling filed by tw telecom inc. The Petitioner requests the FCC to clarify that incumbent providers of local telephone service, like AT&T and Verizon, allow for direct IP-to-IP interconnection with incumbent local exchange carriers for certain IP-based services. Specifically, tw telecom seeks direct IP-to-IP interconnection from incumbent local telephone companies for the transmission and routing of tw telecom's facilities-based VoIP services and for voice services that originate and terminate in Time Division Multiplexing format but are converted to IP format for transport (referred to by the industry as "IP-in-the-middle" voice services"). Additionally, tw telecom is asking for the FCC to clarify that its facilities-based VoIP services are "telecommunications services" as well as "telephone exchange services" and/or "exchange access," as those terms are defined under the Communications Act of 1934, as amended by the Telecommunications Act of 1996. We cannot predict the outcome of this proceeding nor its potential impact on our business at this time. Depending on how the FCC rules on the tw telecom petition, we could be subject to greater regulation at the state level which would increase our costs of doing business. It is also possible that an adverse ruling by the FCC in this proceeding could change the intercarrier compensation rate that our carriers pay to handle our traffic which could also increase our costs. Increased costs to us may require us to raise our prices, making our services less competitive, reduce our profit margins, or both.

The FCC may require providers like us to comply with regulations related to how we present bills to customers. The adoption of such obligations may require us to revise our bills and may increase our costs of providing service which could either result in price increases or reduce our profitability.

In July 2011, the FCC released a Notice of Proposed Rulemaking, requesting comment on proposed rules that are designed to aid consumers in identifying and preventing the placement of unauthorized charges on their telephone bills, a practice referred to in the industry as "cramming." Among other things, the FCC seeks comment on whether the proposed rules or similar obligations should apply to providers of interconnected VoIP services, like us. Additionally, the FCC is seeking comment on whether its "Truth-in-Billing" rules should apply to interconnected VoIP service providers. We cannot predict the outcome of this proceeding, nor can we predict its potential impact on our business at this time. These events could increase our expenses, which would have an adverse effect on our operating results.

The FCC may expand disabilities access requirements to additional services we offer.

In October, 2010, the "Twenty-First Century Communications and Video Accessibility Act" was signed into law. The law requires the FCC to initiate a proceeding to determine what services should be required to offer access for people with disabilities and what those accessibility requirements should entail. The FCC has initiated a rulemaking considering, among other things, whether and how to expand disabilities access requirements beyond telecommunications and interconnected VoIP services. We cannot predict whether we will be subject to additional accessibility requirements or whether any of our service offerings that are not currently subject to disabilities access requirements will be subject to such obligations. These events could increase our expenses, which would have an adverse effect on our operating results.

Item 6.	Exhibits.

Exhibit No.	Description

2.1
Asset Purchase Agreement dated June 10, 2011 by and between KeyOn CommX LLC and KeyOn Communications Holdings Inc. and CommX Holdings, Inc, CommX, Inc and Communications Xchange, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on June 15, 2011).

4.1
Five Year Warrant Issued to CommX Holdings, Inc. to Purchase 1,000,000 shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on June 15, 2011).

10.1
Amendment No. 1 to Asset Purchase and Sale Agreement, dated as of May 17, 2011, by and between KeyOn Communications, Inc. and Wells Rural Electric Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.2
5% Promissory Note issued by KeyOn CommX LLC, Inc. in the principal sum of $3,500,000 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of KeyOn Communications Holdings, Inc. filed with the Securities and Exchange Commission on June 15, 2011).

31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Jonathan Snyder
Jonathan Snyder
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)