Form 10-Q
period 2011-09-30
KeyOn Communications Holdings Inc.
filed 2011-11-14
CIK 1335294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of, November 10, 2011, 25,768,211 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

KEYON COMMUNICATIONS HOLDINGS, INC.

PART II – FINANCIAL INFORMATION

ITEM 1A.	RISKS FACTORS	32

ITEM 6.	EXHIBITS	36

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KEYON COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Current assts:
Cash and cash equivalents	$593,606	$766,264
Accounts receivable, net	503,026	282,951
Marketable securities	-	5,746,612
Prepaid expenses and other current assets	510,122	278,671
Total current assets	1,606,754	7,074,498

Property and equipment, net	6,829,082	3,406,340

Other assets:
Goodwill	2,302,999	1,815,095
Subscriber base, net	4,169,265	864,867
Trademarks	16,567	16,567
Deposits	43,981	85,386
Debt issuance costs, net	254,125	278,880
	6,786,937	3,060,795

Total assets	$15,222,773	$13,541,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,054,268	$2,017,896
Accrued liabilities	929,395	186,481
Accrued interest expenses	40,599	1,096,787
Revolving line of credit	-	1,215,938
Convertible note, net of discount of $10,530 at September 30, 2011	2,589,450	-
Current portion of notes payable	2,048,639	396,847
Current obligations under capital leases	324,960	644,119
Deferred rent	37,353	66,835
Deferred revenue	259,264	253,596
Derivative liabilities	167	2,390,515
Total current liabilities	8,284,095	8,269,014

Convertible note, net of discount of $13,041,549 at December 31, 2010	-	1,958,451
Notes payable, less current portion	2,255,747	505,312
Obligations under capital leases, less current obligations	388,807	145,605
Deferred rent, less current portion	-	16,147
Deferred tax liability	208,743	165,471
Total liabilities	11,137,392	11,060,000

Commitments and contingencies

Stockholders' equity
Series A preferred stock, 30,000,000 shares authorized; 16,811,225 shares issued, liquidation preference of $25,216,838	16,811,225	-
Common stock, $.001 par value: 115,000,000 shares authorized; 25,768,211 and 23,668,211 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	25,768	23,668
Additional paid-in capital	35,511,380	28,718,581
Accumulated deficit	(48,262,992)	(26,261,840)
Accumulated other comprehensive income	-	1,224
Total stockholders' equity	4,085,381	2,481,633
Total liabilities and stockholders' equity	$15,222,773	$13,541,633

See accompanying notes to condensed consolidated financial statements

 KEYON COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Service and installation revenue	$3,361,132	$2,060,831	$8,502,947	$5,309,355
Support and other revenue	38,028	15,621	101,167	90,905

Total revenues	3,399,160	2,076,452	8,604,114	5,400,260

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,463,423	1,377,493	5,452,051	3,740,142
Network operating costs	1,514,228	952,479	3,676,328	2,378,161
Professional fees	265,243	286,577	495,682	1,759,397
Depreciation and amortization	1,032,990	570,721	2,541,192	1,460,518
Other general and administrative expense	469,593	493,265	1,337,029	1,128,445
Gain on disposal of equipment	-	(462)	(246,197)	(1,921)
Installation expense	130,826	85,164	304,033	185,786
Marketing and advertising	297,044	82,516	497,934	210,779
Total operating costs and expenses	5,173,347	3,847,753	14,058,052	10,861,307

LOSS FROM OPERATIONS	(1,774,187)	(1,771,301)	(5,453,938)	(5,461,047)

OTHER INCOME (EXPENSE):
Other income (expense)	(94,460)	(3,195)	13,771	150,161
Interest income	850	3,087	2,006	3,940
Interest expense	(83,862)	(1,161,142)	(13,493,704)	(2,445,229)
Debt conversion inducement	-	-	(2,292,059)	-
Change in fair value of derivative instruments	12,374	4,458,953	173,880	12,207,767
Total other income (expense)	(165,098)	3,297,703	(15,596,106)	9,916,639

PROVISION FOR INCOME TAXES	(15,036)	-	(43,722)	-

NET INCOME (LOSS)	$(1,954,321)	$1,526,402	$(21,093,766)	$4,455,592

Series A Preferred Stock Dividends	(411,229)	-	(907,386)	-
OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss) available to common stockholders	(2,365,550)	1,526,402	(22,001,152)	4,455,592

Total comprehensive income (loss)	$(2,365,550)	$1,526,402	$(22,001,152)	$4,455,592

Net income (loss) per common share, basic	$(0.09)	$0.06	$(0.89)	$0.20

Net income (loss) per common share, diluted	$(0.09)	$(0.04)	$(0.89)	$(0.12)

Weighted average common shares outstanding, basic	25,768,211	23,662,019	24,645,500	22,304,595

Weighted average common shares outstanding, diluted	25,768,211	44,535,260	24,645,500	44,834,836

See accompanying notes to condensed consolidated financial statements

KEYON COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDHERS’ EQUITY
(UNAUDITED)

	Class A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Equity
Balance, January 1, 2011	-	$-	23,668,211	$23,668	$28,718,581	$(26,261,840)	$1,224	$2,481,633
Employee stock option compensation expense	-	-	-	-	1,465,144	-		1,465,144
Purchase of ERF Wireless for stock	-	-	100,000	100	31,900	-		32,000
Warrants issued with conversion of debt	-	-	-	-	2,292,059	-		2,292,059
Elimination of fair value market of derivative liability	-	-	-	-	2,231,405	-		2,231,405
Preferred stock issued upon conversion of note	16,315,068	16,315,068	-	-	-	-		16,315,068
Dividends issued on Series A preferred stock	496,157	496,157	-	-	-	(907,386)		(411,229)
Purchase of CommX for common stock	-	-	2,000,000	2,000	678,000	-		680,000
Warrants issued with purchase of CommX	-	-	-	-	94,291	-		94,291
Elimination of unrealized gain upon sales of marketable securities	-	-	-	-	-	-	(1,224)	(1,224)
Net loss	-	-	-	-	-	(21,093,766)		(21,093,766)

Balance, September 30, 2011	16,811,225	$16,811,225	25,768,211	$25,768	$35,511,380	$(48,262,992)	$-	$4,085,381

See accompanying notes to condensed consolidated financial statements

KEYON COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,093,766)	$4,455,592
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,541,192	1,460,518
Provision for doubtful accounts	259,082	149,044
Deferred income tax	43,272	-
Gain on disposal of equipment	(246,197)	(1,921)
Stock based compensation expense	1,465,144	1,369,507
Change in fair value of derivative liability	(173,880)	(12,207,767)
Non-cash interest expense	13,070,691	1,470,788
Debt conversion Inducement Expense	2,292,059	-
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(322,784)	(197,820)
Prepaid expenses and other current assets	(231,451)	18,676
Refundable deposits	41,405	(14,930)
Accounts payable and accrued expenses	769,239	(179,309)
Accrued interest expense	258,880	711,887
Deferred rent liability	(45,629)	(43,838)
Deferred revenue	(70,420)	(59,937)
Net cash used in operating activities	(1,443,163)	(3,069,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(1,690,901)	(919,049)
Capital expenditures for investment in acquisitions	(3,294,733)	-
Proceeds on disposal of equipment	252,500	1,800
Proceeds from sales of marketable securities	7,249,900	-
Investment in marketable securities	(1,504,512)	(6,243,270)
Deposit, proposed aquisition	-	(400,000)
Net cash provided by (used in) investing activities	1,012,254	(7,560,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on revolving line of credit-related parties	-	(100,000)
Proceeds (payment) on revolving line of credit	(1,215,938)	1,121,374
Payments on term note payable - related parties	-	(4,050,000)
Deposits for future financing	-	(250,000)
Payments on notes payable	(582,048)	(606,874)
Proceeds from issuance of convertible note	2,600,000	15,000,000
Payments on capital lease obligations	(543,763)	(419,274)
Proceeds from exercise of common stock purchase warrants	-	456,110
Net cash provided by financing activities	258,251	11,151,336

Net (decrease) increase in cash and cash equivalents	(172,658)	521,307

Cash and cash equivalents at beginning of period	766,264	125,083
Cash and cash equivalents at end of period	$593,606	$646,390

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$769,245	$262,612
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:

Stock issued for acquisition - Affinity:
Network equipment	$-	$118,205
Customer premise equipment	-	20,150
Subscriber base	-	51,860
Vehicles	-	9,840
Office equipment	-	5,795
Prepaid expenses	-	2,580
Accounts receivable	-	3,401
Accounts payable and accrued expenses	-	(11,342)
Loan payable	-	(69,487)
Obligation to subscribers	-	(7,607)
Goodwill	-	287,016
	$-	$410,411

Stock issued for acquisition - RidgeviewTel:
Network equipment	$-	$14,650
Customer premise equipment	-	71,475
Customer base	-	26,714
Accounts receivable	-	1,589
Obligations to subscribers	-	(539)
Goodwill	-	37,970
	$-	$151,859

Stock issued for acquisition - Dynamic Broadband:
Network equipment	$-	$674,711
Customer premise equipment	-	746,153
Customer base	-	658,487
Vehicles	-	18,925
Office equipment	-	29,178
Prepaid expenses	-	8,308
Accounts receivable	-	18,075
Accounts payable and accrued expenses	-	(208,621)
Loan payable	-	(380,617)
Obligations to subscribers	-	(86,912)
Goodwill	-	50,495
	$-	$1,528,182

Stock and cash issued for acquisition - Technology Specialists Group:
Network equipment	$-	$4,489
Customer premise equipment	-	62,028
Inventory	-	2,278
Subscriber base	-	113,260
Office equipment	-	1,327
Prepaid expenses	-	7,372
Accounts receivable	-	1,627
Accounts payable and accrued expenses	-	(900)
Obligations to subscribers	-	(10,356)
Goodwill	-	56,610
	$-	$237,735

Cash for acquisition - Southwest Wireless Net:
Network equipment	$-	$160,000
Customer premise equipment	-	75,000
Inventory	-	30,000
Subscriber base	-	87,000
Vehicles		4,000
Office equipment	-	13,000
Prepaid expenses	-	3,884
Obligations to subscribers	-	(42,763)
Goodwill	-	9,879
	$-	$340,000

Wells Rural Electric:
Subscriber base	$125,642	$-
Network equipment	23,348	-
Customer premise equipment	195,298	-
Goodwill	34,648	-
	$378,936	$-

ERF Wireless
Subscriber base	$1,339,851	$-
Network equipment	1,219,081	-
Vehicles	40,575	-
Network equipment not deployed	54,435	-
Goodwill	378,058	-
	$3,032,000	$-
Total paid in Stock	$32,000	$-
Total cash consideration	$3,000,000	$-

CommX VOIP
Subscriber base	$2,502,109	$-
Network equipment	120,379	-
Software licenses	1,641,348	-
Furniture and fixtures	9,940	-
Customer premises equipment	315,473	-
Accounts receivable	143,836	-
Obligations to subscribers	(46,535)	-
Goodwill	87,741	-
	$4,774,291	$-
Total paid in Stock	$680,000	$-
Total warrants to purchase common stock	$94,291	$-
Total cash and debt consideration	$4,000,000	$-

Common stock payable subscription sales	$-	$456,108
Common stock issued for common stock payable	$-	$391,822
Common stock issued for professional services	$-	$123,834
Capital lease obligations for property and equipment	$543,763	$234,350

See accompanying notes to condensed consolidated financial statements

KEYON COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

On August 9, 2007, KeyOn Communications, Inc. (“KeyOn”) became a publicly-traded company upon its completion of a reverse merger and recapitalization with Grant Enterprises, Inc. (“Grant”), a publicly-traded company with no operations (the “Merger”). Grant subsequently changed its name to KeyOn Communications Holdings, Inc. (the “Company”). KeyOn was incorporated on December 16, 2004, under the laws of the State of Nevada.

Description of Business

The Company provides wireless broadband, satellite video and voice-over-IP (“VoIP”) services primarily to small and rural markets in the Western and Midwestern United States. KeyOn’s markets are located in 12 Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, Texas, and Utah. As of June 1, 2011, KeyOn provides VoIP services directly utilizing its own facility acquired with the assets purchased from entities doing business as CommX. In an effort to generate additional accounting and operational efficiencies, the Company consolidated its eight wholly-owned subsidiaries: KeyOn Communications, LLC; KeyOn SIRIS, LLC; KeyOn Grand Junction, LLC; KeyOn Idaho Falls, LLC; KeyOn Pahrump, LLC; KeyOn Pocatello, LLC; KeyOn SpeedNet LLC and KeyOn Spectrum Holdings, LLC (which had previously been referred to as the “related entities”), into one, wholly-owned operating subsidiary: KeyOn Communications, Inc.  For the acquisition of CommX assets, KeyOn formed a new operating subsidiary, KeyOn CommX LLC, which is wholly-owned by KeyOn Communications Holdings, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not contain all information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The condensed balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Consolidation Policy

The accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows for the quarter ended September 30, 2011, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of the Company’s estimates, including accounts receivable and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on its estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash with one financial institution. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Upon consideration of our operations, the Company has determined that it operates a single reporting unit.

The Company’s business includes one goodwill reporting unit. It annually reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied fair value if it is determined to be impaired.  We determined that goodwill was not impaired as of September 30, 2011.

The Company’s amortizable intangible assets consist of acquired subscriber bases. These costs are being amortized using the straight-line method over their estimated useful lives. The Company amortizes customer relationships on a straight line basis over a 36 to 48 month estimated useful life.

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company intends to re-evaluate the carrying amounts of our amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require the Company to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Revenue Recognition

The Company’s revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery or performance has occurred, (3) the fee is fixed or determinable, and (4) collectability of the sale is reasonably assured.

The Company charges a recurring subscription fee for providing its various Internet access and VoIP services to its subscribers and recognizes revenues when they are earned, which generally occurs as the service is provided. Subscriptions to the services are in the form of one, two, three and five year contracts and are billed monthly, quarterly, semi-annually or annually in advance. Payments received in advance for subscriptions are deferred and recognized as the services are provided. Deferred revenues for payments received in advance of subscription services amounted to $259,264 and $253,596 at September 30, 2011 and December 31, 2010, respectively. For the satellite video business in which the Company is a retailer of video services from DISH Network Corporation (“DISH”), the Company recognizes revenues at the time of installation.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as tax expense

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income, if any, by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of convertible debt. If the Company generates net income and these potential common share equivalents are dilutive, the Company computes diluted net income per share using the treasury stock method.

Due to the fact that the Company has incurred net losses for the three and nine months ended September 30, 2011, weighted average common share equivalents of 58,835,166 and 51,169,685, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

The table of all of our common stock equivalents is as follows:

	September 30,
	2011	2010

Common stock purchase warrants	4,750,494	3,657,161
Warrants to purchase convertible Series A preferred stock - convertible into common stock on a 1 for 1 basis	10,300,000	-
Stock options	2,484,344	1,245,723
Convertible note convertible into Series A Preferred Stock - convertible into common stock on a 1 for 1 basis	3,466,667	-
Convertible Series A preferred stock- convertible into common stock on a 1 for 1 basis	16,811,225	20,000,000
	37,812,730	24,902,884

The numerator in the diluted loss per share calculation for the three months ended September 30, 2010 gives effect to addbacks of (1) $542,466 of contractual interest expense under our convertible notes, and (2) $542,566 of accretion of discount under the convertible notes (recorded as interest expense) and (3) the elimination of the $4,458,953 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the three months ended September 30, 2010 includes (1) 641,456 employee stock options and (2) 231,785 common stock purchase warrants, each with exercises prices that are less than the average share price of $0.51 per share for the three months ended September 30, 2010 and (3) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes described in Note 7.

The numerator in the diluted loss per share calculation for the nine months ended September 30, 2010 gives effect to addbacks of (1) $782,466 of contractual interest expense under our convertible notes, and (2) $1,392,868 of accretion of discount under the convertible notes (recorded as interest expense) and (3) the elimination of the $12,207,767 change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes. The number of shares included in the presentation of diluted loss per share for the nine months ended September 30, 2010 includes (1) 1,873,785 employee stock options and (2) 656,456 common stock purchase warrants, each with exercises prices that are less than the average share price of $1.04 per share for the nine months ended September 30, 2010 and (3) 20,000,000 shares of common stock underlying the conversion option embedded in our convertible notes as described in Note 7.

The adjustment for employee stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in our notes was calculated using the “if converted” method.

Share-Based Payments

The Company accounts for all share based payments in accordance with ASC 718, Compensation — Stock Payments which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The Company calculates the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies all of its common stock purchase warrants and derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Fair Value Measurements

As defined in Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3
Unobservable inputs that are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liability	$-	$-	$167	$167
Total	$-	$-	$167	$167

	Fair Value as of December 30, 2010
	Level 1	Level 2	Level 3	Total

Assets
Marketable Securities	$5,746,612	$-	$-	$5,746,612
Total	$5,746,612	$-	$-	$5,746,612

Liabilities
Derivative liability	$-	$-	$2,390,515	$2,390,515
Total	$-	$-	$2,390,515	$2,390,515

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2011and for the year ended December 31, 2010:

	September 30,	December 31,
	2011	2010
Beginning Balance	$2,390,515	$-
Aggregate fair value of derivative issued	14,937	44,792,150
Issuance date charge for difference between fair value of Derivative Instrument	-	(29,792,150)
Change in fair value of derivative	(173,880)	(12,609,485)
Elimination of derivative upon the conversion of related Note into Series A Preferred Stock to paid in capital	(2,231,405)	-
Ending Balance	$167	$2,390,515

The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the derivative financial instrument at issue are discussed in Note 7.

 Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (ASC Topic 805). The amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassification

Certain reclassifications have been made to the 2010 information to conform to the 2011 presentation.

3.      LIQUIDITY AND FINANCIAL CONDITION

The Company’s net loss amounted to $21,093,766 for the nine months ended September 30, 2011, and includes a non-cash interest charge to the statement of operations, principally relating to the acceleration of the discount of our convertible note upon its conversion into Series A Preferred Stock on March 11, 2011 (the “Conversion”), and a debt conversion inducement charge of $2,292,059 from the issuance of warrants as a part of the Conversion (see Note 7).  The Company’s accumulated deficit amounted to $48,262,992 at September 30, 2011. During the nine months ended September 30, 2011, net cash used in operating activities amounted to $1,443,163.  At September 30, 2011, the Company’s working capital amounted to a deficit of $6,677,341. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 14, 2011, the Company entered into a note purchase agreement with an institutional investor pursuant to which it  issued a secured convertible note for the principal sum of $2,600,000, which note is convertible into shares of Series A Preferred Stock, par value $0.001 per share, of the Company.  On June 27, 2011, the Company used $500,000 to fund the initial payment due in respect of its acquisition of the VoIP assets from CommX.

The Company has continued to take measures during the nine months ended September 30, 2011 to increase our overall base of subscribers by completing several acquisitions (See Note 4) in order to take advantage of scale economies resident in the telecommunications industry.  In addition, the Company has maintained its fixed operating costs by previously streamlining our operations and working to control operating costs.  Management believes that these operational initiatives have been effective as the Company has significantly increased revenues with its operating costs remaining the same or lower percentage of revenues than in past quarters.  Management believes the company will begin to report positive operating cash flow from operations in the first quarter of 2012.

In support of our strategy of growing revenues by increasing our subscriber base, the Company received an award under ARRA, specifically, Round Two of the Broadband Initiatives Program (BIP) administered by the Rural Utilities Service (“RUS”). On September 13, 2010, the Company was announced as a $10,200,000 award winner to build and operate networks throughout rural Nevada to nearly 100,000 rural residents. The Company is expected to contribute approximately $2,000,000 in matching funds during the project’s three year construction period.  The Company anticipates commencing its project in the first quarter of 2012 and expects that it will be substantially complete within two years from the commencement date.  The Company is currently working with its third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award.

The Company’s plans to address its liquidity issues and to execute its strategy of continued acquisitions of wireless broadband companies and penetrate new and existing markets, including the BIP stimulus award is to raise additional funds, through public, debt financings, or other means. Management believes that it has access to capital resources through possible public or private equity offerings, debt financings or other means; however, the Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail business development initiatives and take additional measures to reduce costs in order to conserve our cash.

4.      BUSINESS COMBINATION

Wells Rural Electric Company

On January 31, 2011, KeyOn Communications Holdings, Inc. purchased the assets of Wells Rural Electric Company, pursuant to an Asset Purchase Agreement, including subscriber contracts, accounts, and fixed assets. As consideration for the acquired assets, the Company agreed to pay $363,888 in cash over a period of two years, subject to further adjustments. Upon the satisfaction of certain closing conditions, the Company initiated the Closing Payment of $94,734. The balance of the purchase price which amounts to $269,154 will be made in eight consecutive quarterly payments and will accrue interest at the rate of 5.25% per annum (See Note 7).

The purchase price breakdown is as follows:

Subscriber base	$121,898
Network equipment	23,348
Customer premise equipment	195,298
Accounts receivable	1,239
Goodwill	22,105
$363,888

Grand Junction, Colorado market sale

On February 1, 2011, the Company entered into an agreement to sell substantially all of the wireless broadband assets and assign certain liabilities used in the operation of its Grand Junction, Colorado network to Skybeam, Inc. As consideration for the acquired assets, the Company agreed to accept an aggregate purchase price of $261,000 in cash, subject to a holdback in the amount of $52,200 with which to make post-closing purchase price adjustments based upon the number of broadband subscribers and monthly Internet service revenue. Also, on February 1, 2011, upon the satisfaction of certain closing conditions as described in the Asset Purchase Agreement, KeyOn completed the divesture, and received the initial closing payment of $208,800. The Company received the balance of the purchase price of $38,915 on May 2, 2011 after making certain purchase price adjustments as described in the Asset Purchase Agreement.

The final sales price breakdown is as follows:

Network equipment	$272,510
Customer premise equipment	226,757
Software	461
Computer equipment	2,460
Accumulated depreciation	(495,885)
Gain on sale of assets	246,197
$252,500

ERF Wireless, Inc

On February 10, 2011, the Company entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities used to provide wireless Internet access and other related services from ERF Wireless, Inc., (“ERF”). The assets to be acquired are used in the business of operating wireless networks that provide high-speed Internet access and other related services to residential and commercial subscribers in East Central Texas. As consideration for the acquired assets, the Company paid $3,000,000 in cash, subject to further adjustments as described in the Asset Purchase Agreement and issue 100,000 shares of the Company’s common stock. The Asset Purchase Agreement contains customary representations and warranties by the Company and ERF. On February 15, 2011, upon the satisfaction of the closing conditions, the Company consummated this transaction by delivering $2,700,000 in cash and issued 100,000 restricted shares of its common stock. On July 1, 2011 the Company made the final payment to the balance of the final purchase price of $215,120 (see Note 7) after making certain price adjustments as described in the Asset Purchase Agreement.

The final allocation of the purchase price breakdown is as follows:

Network equipment	$1,219,082
Vehicles	40,575
Subscriber base	1,339,851
Network equipment not deployed	54,434
Goodwill	378,058
Accounts receivable	11,298
Accounts payable	(66,624)
Obligations to subscribers	(29,553)
$2,947,121

CommX, Inc.

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

The promissory note accrues interest at the rate of 5.0% per annum and is payable in 10 equal quarterly installments of $374,511 commencing August 31, 2011. However, in the event that the Company completes an equity financing or series of equity financings that result in gross proceeds of at least $5,000,000, the Company is required to make a mandatory prepayment of $1,500,000 under the Note. The Note contains a variety of events of default that are typical for transactions of this type (See Note 7).

The final purchase price is subject to adjustments for net working capital and qualified subscribers as described in the asset purchase agreement and it is not expected to exceed $80,000.

The table showing the fair value warrants issued in consideration is as follows:

Fair value of warrants to purchase common stock
Exercise price of option	$0.40
Term (years)	5
Volatility	53%
Risk free interest rate	0.74%
Dividend yield	0.00%
Unit fair value	$0.34
Shares issued upon exercise	1,000,000
Aggregate fair value	$94,291

The preliminary allocation of the purchase price breakdown is as follows:

Subscriber base	$2,502,109
Network equipment	120,379
Software licenses	1,641,348
Furniture and fixtures	9,940
Customer premises equipment	315,473
Accounts receivable	143,836
Obligations to subscribers	(46,535)
Goodwill	87,741
$4,774,291
Total stock consideration	$680,000
Total warrant to purchase common stock consideration	$94,291
Total cash and debt consideration	$4,000,000

Pro forma financials

The Company accounted for the business combinations using the acquisition method of accounting. The results of operations for the three and nine months ended September 30, 2011, include the revenues and expenses of these acquired businesses since their respective dates of acquisition.

The unaudited pro-forma financial results for the three and nine months ended September 30, 2011 and 2010, combines the historical results of Dynamic Broadband Corporation, RidgeviewTel, LLC, Affinity Wireless, ERF Wireless, Inc., Wells Rural Electric Company and Commx VOIP with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of each of the periods presented.

As described in Note 2, the Company adopted ASU 2010-29 relating to pro forma disclosures effective January 1, 2011. There were no material non-recurring pro forma adjustments directly attributable to these acquisitions.

Pro Forma Combined Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$3,399,160	$3,458,930	$10,184,993	$10,655,293
Loss from operations	$(1,774,187)	$(1,470,942)	$(5,196,505)	$(4,469,604)
Net income (loss) available to common stockholders	$(2,365,550)	$1,826,761	$(21,743,719)	$5,447,035
Net income (loss) per share, basic	$(0.09)	$(0.06)	$(0.89)	$(0.19)
Net income (loss) per share, diluted	$(0.09)	$(0.03)	$(0.89)	$(0.10)
Pro forma weighted average shares outstanding, basic	25,768,211	23,668,211	24,645,500	23,505,674
Pro forma weighted average shares outstanding, diluted	25,768,211	44,541,452	24,645,500	46,035,915

Digital Bridge Spectrum Corp.

On July 22, 2011, the Company entered into an agreement to acquire certain wireless broadband assets and assume certain liabilities from Digital Bridge Communications Corp, a Delaware corporation, Digital Bridge Spectrum Corp., a Delaware corporation, and Digital Bridge Spectrum II a Delaware limited liability company (collectively, the “Digital Bridge”), The assets to be acquired are used in the businesses of operating wireless broadband networks that provide broadband Internet access and other related services in certain markets in the Northwest and Midwest.

As consideration for the acquired assets, the Company has agreed to pay $17,434,874 in cash subject to further adjustments as described in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations and warranties by the Company and Digital Bridge.

5      PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Subscriber equipment	$7,841,356	$7,027,318
Fixed wireless tower site equipment	7,253,013	5,280,354
Software and consulting costs	2,298,669	633,704
Computer and office equipment	938,234	676,210
Vehicles	299,939	243,107
Leasehold improvements	348,550	315,013
	18,979,761	14,175,706
Accumulated depreciation	(12,150,679)	(10,769,366)
	$6,829,082	$3,406,340

Depreciation expense for the three and nine months ended September 30, 2011 was $761,434 and $1,881,732 respectively.  For the three and nine months ended September 30, 2010 depreciation expense was $478,439 and $1,262,935, respectively.

6      INTANGIBLE ASSETS

	Goodwill	Subscriber Base	Trademarks
Balance as of December 31, 2010	$1,815,095	$2,290,464	$16,567
Wells Electric acquisition	22,104	121,899	-
ERF acquisition	378,059	1,339,851	-
CommX acquisition	87,741	2,502,108	-
Balances as of September 30, 2011	2,302,999	6,254,322	16,567
Accumulated amortization	-	(2,085,057)	-
	$2,302,999	$4,169,265	$16,567

Amortization expense for the three and nine months ended September 30, 2011 was $271,555 and $659,460, respectively.  For the three and nine months ended September 30, 2010 amortization expense was $92,282 and $197,582, respectively.

7      NOTES, LOANS AND DERIVATIVE LIABILITIES

Notes Payable

	September 30, 2011	December 31, 2010

Note payable to a financial institution in monthly installments of $10,828 including interest at 7% through October 2014.	$348,927	425,087

Note payable in connection with acquisition of assets and assumption of certain liabilities of Southwest Wireless, payable in quarterly non-interest bearing payments of $30,000 through August 1, 2012. (Note 4)	120,000	210,000

Note payable in connection with acquisition of assets and assumption of certain liabilities of TS Wireless, payable in quarterly non-interest bearing payments of $18,750 through June 30, 2012. (Note 4)	81,250	184,456

Note payable in connection with acquisition of assets and assumption of certain liabilities of On A Wave Wireless, Inc., payable in two semi-annually non-interest bearing payments of 53,000 through October 11, 2011. (Note 4)	26,000	59,000

Note payable to a Blencoe State Bank assumed in connection with acquisition of On A Wave Wireless, Inc., payable in monthly installments of $450 including interest at 7.25% through May 2014. (Note 4)	12,503	15,774

Note payable to Wells Rural Electric, payable in 8 quarterly installments including interest at 5.25%	215,706	-

Note payable to CommX, payable in 10 quarterly installments including interest at 5.0%.	3,500,000	-

Note payable to American National Bank, payable in 48 monthly installments including interest at 7.8%.	-	7,842

	4,304,386	902,159

Current portion	2,048,639	396,847

Non-current portion	$2,255,747	$505,312

 Derivative Financial Instrument

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivative and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which further includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

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

On June 16, 2011 (date of issuance), the fair value of the derivative liability was $14,937.  The revaluation of the derivative liability as of September 30, 2011 resulted in the fair value of $167.  The decrease in the fair value resulted in a gain of $12,374 for the three months ended September 30, 2011.

The Company uses the Black-Scholes option-pricing model to estimate the value of its derivative liability. The assumptions used in the Black-Scholes option-pricing models are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the derivative liability as of the valuation date. The expected term represents the period of time that the derivative liability is expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

	September 30, 2011	June 30, 2011	June 16, 2011
Fair value of common stock	$0.20	$0.29	$0.30
Exercise price of option	$0.75	$0.75	$0.75
Expected term (years)	0.75	1.00	1.00
Expected volatility	49.62%	53.25%	53.25%
Risk free interest rate	0.13%	0.19%	0.19%
Expected dividend yield on stock	0.00%	0.00%	0.00%
Unit fair value	$0.00005	$0.00362	$0.00431
Shares issuable upon exercise	3,466,666	3,466,666	3,466,666
Aggregate fair value	$167	$12,541	$14,937

Settlement of Convertible Note

On February 5, 2010, pursuant to the Note Purchase Agreement, the Company issued to CalCap a secured convertible promissory note for the principal sum of $15,000,000 (the “Note”).  On December 3, 2010, the Company entered into the Conversion Agreement with CalCap, subject to stockholder approval, pursuant to which CalCap agreed to convert all of the outstanding principal and accrued but unpaid interest under the Note into Preferred Stock at a conversion price of $1.00 per share. In addition, upon the conversion of the Note and in accordance with the Conversion, the Company agreed to issue CalCap a five year warrant to purchase 4,300,000 shares of Preferred Stock at an exercise price of $0.25 per share, a five year warrant to purchase 4,000,000 shares of Preferred Stock at an exercise price of $0.40 per share and a five year warrant to purchase 2,000,000 shares of Preferred Stock at an exercise price of $0.60 per share (collectively, the “Warrants”). Upon approval by vote of the stockholders, on March 11, 2011, the Company issued 16,315,068 shares of Preferred Stock in addition to 10,300,000 exercisable warrants to obtain Preferred Stock, thereby satisfying the Note.

The conversion of the Cal Cap Note into Series A Preferred Stock has been accounted for as an induced conversion. The Company induced conversion of the Note through: (1) the issuance of warrants to purchase additional shares of Series A Preferred Stock at exercise prices not provided for in the original Note, (2) additional voting rights granted to Preferred Stock holders relative to those possessed by common stockholders and (3) control of the Board of Directors through the ability to appoint a majority of its members.

Under the induced conversion accounting rules, if a convertible debt instrument is converted to equity securities of the debtor pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of the securities and other consideration transferred in the transaction in excess of the fair market value of securities issuable pursuant to the original conversion terms. The fair value of the derivative liability, after giving the effect to the increase in the exercise price from $0.75 to $1.00 amounted to $2,231,405 immediately prior to the conversion of the rate. The fair value of the derivative liability amounted to $2,390,515 at December 31, 2010. Accordingly, the Company recorded a $159,110 credit to other income during the period January 1, 2011 to March 11, 2011. Upon the conversion of the Note, the derivative liability no longer exists and was therefore reclassified to additional paid in capital. The Company recorded accretion on the Note of $589,055 as interest expense during the period January 1, 2011 to March 11, 2011 to a value of $2,547,416 at the conversion date. After giving effect to the conversion, the unamortized discount on the Note of $12,452,584 was accelerated and has been charged to interest expense.

8      CAPITAL AND OPERATING LEASES

Capital Leases

The Company leases equipment from certain parties under various capital leases expiring in 2011 through 2015. Future minimum lease payments under the capital leases, which are stated at their principal amounts with initial or remaining terms of one year or more consist of the following as of September 30, 2011:

2011	$183,081
2012	330,175
2013	227,417
2014	148,333
2015	24,975
Thereafter	-
Total minimum lease payments	913,981
Total amounts representing interest	(200,214)
713,767
Current portion of capital lease obligation	(324,960)
Capital lease obligation, less current portion	$388,807

Operating Leases

The Company leases tower and roof-top space under operating leases with terms that are typically for five years and contain automatic renewals for two or three additional five year terms. The Company also has various operating leases for office space, equipment, and vehicles that generally are for three to five year terms. Future minimum lease payments under the operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2011:

For the period of October 1, 2011 through December 31, 2011	$486,533
2012	618,175
2013	337,815
2014	208,579
2015	126,618
Thereafter	-
$1,777,720

The total rental expense included in operating expenses for operating leases was $954,081 and $436,489 for the three months ended September 30, 2011 and 2010, respectively and $1,482,510 and $1,160,279 for the nine months ended September 30, 2011 and 2010, respectively.

In February 2007, the Company entered into a lease agreement for its corporate offices in Omaha, Nebraska. The lease term commenced in February 2007 and terminates five years from the date of commencement with an option to renew for an additional five-year term. The Company’s annual rent payments totaled approximately $103,000 in 2010 and remained at that level through March 2011, before increasing to approximately $106,200 through March 2012. In May 2011 the Company has entered into a new lease agreement for approximately 6,500 square feet of office space for $6,825 per month in Las Vegas. This facility replaces the Company’s previous Las Vegas office and serves as its new headquarters. This lease commenced on May 1, 2011 and terminates on April 30, 2016.

The Omaha office’ landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $265,000 for leasehold improvements, (ii) an initial three-month rent-free period and (iii) a reduced initial monthly payment schedule from April 2007 through September 2007 with escalating monthly charges thereafter. The Las Vegas office’ landlord provided the Company with incentives as an inducement to enter the lease agreement. These incentives included (i) an allowance of $39,900 for leasehold improvements, (ii) a reduced initial monthly payment schedule from May 2011 through April 2012 with escalating monthly charges thereafter. Leasehold improvements funded by the landlord have been (i) capitalized and are being amortized over the remaining lease term and (ii) recognized as deferred rent and amortized ratably over the term of the lease. The economic value of the rent-free period and the reduced initial monthly payments are recognized as deferred rent and amortized ratably over the term of the lease. Current and long term balances totaled $37,353 and $0 at September 30, 2011.

9      STOCKHOLDERS’ EQUITY

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

Dividends

The holders of shares of Series A Preferred Stock are entitled to receive dividends, on a pari passu basis, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock) on the common stock, at the rate of 10% of the Original Issue Price ($1.00, subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations or the like) per share per annum for the Series A Preferred Stock, payable within 30 days following the last day of each fiscal quarter. During the first two years following the initial issuance of the Series A Preferred Stock, such dividends shall, at the option of the Company, be payable in either cash or additional shares of Series A Preferred Stock (with such shares being valued consistently with the common stock). Following such two year period, dividends shall be paid in cash unless otherwise elected by the holder. The Company issued 496,157 shares of Series A Preferred Stock in connection with the dividend earned through the second quarter 2011 during July 2011.  The Company recorded a dividend on the Series A Preferred Stock of $411,229 and $907,386 for the three and nine months period ended September 30, 2011, respectively.

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

Issuances of Common Stock

During the nine month period ended September 30, 2011, the Company issued 2,100,000 shares of common stock with an aggregate value of $712,000 pursuant to the consummation of the ERF Wireless and CommX acquisitions (see Note 4).

Warrants

A roll-forward of the Company’s stock purchase warrants for the quarter ended September 30, 2011 is as follows:

	Series A preferred stock purchase warrants	Common stock purchase warrants	Total
Outstanding at December 31, 2010	-	3,750,494	3,750,494
Issued	10,300,000	1,000,000	11,300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired unexercised	-	-	-
Outstanding at September 31, 2011	10,300,000	4,750,494	15,050,494

As of September 30, 2011, there are 15,050,494 exercisable warrants outstanding that feature strike prices ranging from $0.25 to $8.00 per share. 4,300,000 exercisable warrants feature strike prices at or below $0.29 per share.

Stock Option Plans

A summary of the status of our stock option plans and the changes during the nine months ended September 30, 2011, is presented in the table below:

	Number of options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2010	2,159,344	$0.96	4.42	$386,562
Granted	425,000	0.37
Exercised	-	-
Cancelled	(100,000)	(0.35)
Forfeited
Options outstanding as of September 30, 2011	2,484,344	0.88	4.16	$-
Options exercisable as of September 30, 2011	2,048,094	1.00	3.73	$-

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The option-pricing model requires the input of subjective assumptions. The Company has historically priced its options using volatility rates that are based on historical stock prices of similarly situated companies and expectations of the future volatility of our common stock. The expected life of our options is based upon the average of the vesting periods and contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards expected to vest.

Compensation expense for stock options during the three and nine month ended September 30, 2011 amounted to $24,019 and $1,465,144, respectively.

Unamortized stock compensation expense as of September 30, 2011 amounted to $187,268 and is being recognized as compensation expense through February 28, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORARD-LOOKING INFORMATION

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

Overview

We provide wireless broadband services primarily to rural and other underserved markets under the “KeyOn,” “SpeedNet,” and “SIRIS” brands. We offer our broadband services along with voice-over-IP “VoIP”), under our CommX brand, and DISH Network Corporation (“DISH”) video services to both residential and business subscribers. We currently offer our broadband services to residential and business subscribers in a market footprint covering over 62,000 square miles in the following 12 Western and Midwestern states: Idaho, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, Nevada, Ohio, South Dakota, Texas and Utah. We estimate our existing footprint covers approximately 2,700,000 people, as well as small to mid-sized businesses in these areas. In June 2011, we acquired the hosted VoIP assets from entities doing business as CommX, and we now provide VoIP services to small to mid-sized businesses as well as to our residential customers through wholesale partners and direct retail channels.

We have principally grown our business through the acquisition of wireless broadband companies operating in areas adjacent to our existing network operations as well as through the organic growth of our subscriber base. From 2007 through today, we have acquired the assets of thirteen companies, which has increased our subscriber base and expanded our network footprint.  We have completed one acquisition outside of the wireless broadband industry with our acquisition of CommX, which was our 14 acquisition overall.

Our present strategy is to achieve positive cash flow from operations by increasing our revenues through acquisitions, value-added services that increase our Average Revenue per User (“ARPU”) and growth in our subscriber base. In order to achieve this goal, we attempt to keep the rate of growth in normalized operating expenses less than the growth in revenues. Over the past several quarters, we believe we have executed and plan to continue to execute our principal growth strategies, which are described below and consist of: Rural UniFi, overall organic subscriber growth and strategic initiatives, including the participation in government broadband programs such as the Broadband Initiatives Program (BIP), the deployment of 4G networks and expansion of our VoIP services.

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

Organic Subscriber Growth

During the second half of 2010 and the first half of 2011, we increased our organic growth efforts through increased marketing expenses.  We continued to see effects of these efforts in the third quarter of 2011 as our new customer installations increased by 40.6% over the third quarter of 2010.

ARRA Stimulus Award

On September 13, 2010, we were announced as a $10,200,000 award recipient under the BIP to deliver 4G wireless broadband services to almost 40 communities throughout rural Nevada. Pursuant to the project’s design, we will make 4G, last-mile wireless broadband access and VoIP services available to approximately 93,000 people, 5,522 businesses and 849 critical community facilities in qualified rural communities throughout Nevada under Round Two of the BIP. We plan to offer broadband service at speeds up to 8 megabits per second (Mbps). We anticipate commencing our project in the first quarter of 2012 and expect to be substantially complete within two years. We are currently working with our third-party contractors and applicable RUS personnel to begin requisitioning funds pursuant to the award.

4G Wireless Network Deployment

We believe that the introduction of 4G networks will help increase both subscriber growth and ARPU.  In August 2010, we implemented a next-generation, 4G wireless network with the launch of our WiMAX network in Pahrump, Nevada. In addition, in December 2010 we launched 4G wireless services in eight markets in rural Nebraska, and in April, 2011, we launched another high-capacity, high-speed network in Wendover, Nevada

Expansion of VoIP Services

In June 2011, we acquired VoIP assets from entities doing business as CommX.  This acquisition allows us to provide hosted VoIP services to our residential and small to mid-sized business customers through independent wholesale partners who either sell it as a “private label” and through direct retail channels included value-added resellers, using the CommX brand.  Management expects that owning the assets will further our horizontal integration strategy, allowing us to leverage existing reserves and assets and thereby create higher overall operating margins.

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

Summary of Significant Accounting Policies and Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a full description of significant accounting policies and recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Service and installation revenue	$3,361,132	$2,060,831	$8,502,947	$5,309,355
Support and other revenue	38,028	15,621	101,167	90,905

Total revenues	3,399,160	2,076,452	8,604,114	5,400,260

OPERATING COSTS AND EXPENSES:
Payroll, bonuses and taxes	1,463,423	1,377,493	5,452,051	3,740,142
Network operating costs	1,514,228	952,479	3,676,328	2,378,161
Professional fees	265,243	286,577	495,682	1,759,397
Depreciation and amortization	1,032,990	570,721	2,541,192	1,460,518
Other general and administrative expense	469,593	493,265	1,337,029	1,128,445
Gain on disposal of equipment	-	(462)	(246,197)	(1,921)
Installation expense	130,826	85,164	304,033	185,786
Marketing and advertising	297,044	82,516	497,934	210,779
Total operating costs and expenses	5,173,347	3,847,753	14,058,052	10,861,307

LOSS FROM OPERATIONS	(1,774,187)	(1,771,301)	(5,453,938)	(5,461,047)

OTHER INCOME (EXPENSE):
Other income (expense)	(94,460)	(3,195)	13,771	150,161
Interest income	850	3,087	2,006	3,940
Interest expense	(83,862)	(1,161,142)	(13,493,704)	(2,445,229)
Debt conversion inducement	-	-	(2,292,059)	-
Change in fair value of derivative instruments	12,374	4,458,953	173,880	12,207,767
Total other income (expense)	(165,098)	3,297,703	(15,596,106)	9,916,639

PROVISION FOR INCOME TAXES	(15,036)	-	(43,722)	-

NET INCOME (LOSS)	$(1,954,321)	$1,526,402	$(21,093,766)	$4,455,592

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenues. Total revenues for the three months ended September 30, 2011 increased by $1,322,708, or 63.7%, to $3, 399, 160 from $2,076,452 for the three months ended September 30, 2010. Our increased revenue was a result of the subscriber growth from the completion of six acquisitions during the last two quarters of the year ended December 31, 2010 and the nine month period ended September 30, 2011, as well as the positive effects of the increase in organic marketing efforts during that second half of 2010 and through 2011.

Payroll, Bonuses and Taxes. Payroll, bonuses and taxes for the three months ended September 30, 2011 increased by $85,930, or 6.2% to $1,463,423 from $1,377,493 for the three months ended September 30, 2010. The increase was primarily due to additional headcount of 97 employees at September 30, 2011 compared to 82 employees at September 30, 2010. This increase was in support of our expanded operations resulting from our Rural Unifi initiatives, expanded VoIP operations and organic subscriber growth initiatives.  Payroll, bonuses and taxes as a percentage of revenue was reduced by 23.3% to 43.1% for the three months ended September 30, 2011 as compared to 66.3% for the three months ended September 30, 2010.

Network Operating Costs. Network operating costs, which consists of tower rent, Internet transport costs and Internet termination expense, for the three months ended September 30, 2011 increased by $561,749 or 59.0% to $1,514,228 from $952,479 for the three months ended September 30, 2010. The increase was primarily due to an increase in network costs resulting from acquisitions in support of our Rural UniFi initiative. Network operating costs as a percentage of revenues was reduced by 1.4%, to 44.5% for the three months ended September 30, 2011 as compared 45.9% for the three months ended September 30, 2010.

Professional Fees. Professional fees, which consist of legal, accounting, and other related expenses, for the three months ended September 30, 2011 decreased $21,334, or 7.4%  to $265,243 from $286,577 for the three months ended September 30, 2010.  The majority of this decrease was due to expenses associated with our Round Two ARRA applications incurred solely during the three months ended September 30, 2010. Professional fees as a percentage of revenue was reduced by 6.0% to 7.8% for the three months ended September 30, 2011 as compared to 13.8% for the three months ended September 30, 2010.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 2010 increased $462,269, or 81.0% to $1,032,990 from $570,721 for the three months ended September 30, 2010.  This increase was primarily due to wireless broadband acquisitions as well as new equipment purchases, including new network construction and customer premise equipment. Depreciation and amortization as a percentage of revenue increased by 2.9% to 30.4% for the three months ended September 30, 2011 as compared to 27.5% for the three months ended September 30, 2010.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2011 decreased $23,672, or 4.8%, to $469,593 from $493,265 for the three months ended September 30, 2010. This decrease was primarily due to postage relating to the implementation of electronic billing, offset by increases related to provision for bad debt, shipping and handling and liability insurance.  Other general and administrative expenses as a percentage of revenue decreased by 9.9% to 13.8% for the three months ended September 30, 2011 as compared to 23.8% for the three months ended September 30, 2010.

Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, installation costs and transportation expenses relating to the installations, for the three months ended September 30, 2011 increased $45,662, or 53.6% to $130,826 from $85,164 for the three months ended September 30, 2010.  This increase is a result of an increase in gross subscriber additions of 40.6% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Installation expense as a percentage of revenue decreased by 0.3% to 3.8% for the three months ended September 30, 2011 as compared to 4.1% for the three months ended September 30, 2010.

Marketing and Advertising Expenses. Marketing and advertising expenses for the three months ended September 30, 2011 increased $214,528 or 260.0% to $297,044 from $82,516 for the three months ended September 30, 2010. Due to our ongoing efforts to organically grow our subscriber base, we continued with our marketing initiatives during the three month period ended September 30, 2011. Marketing and advertising expenses as a percentage of revenue increased by 4.8% to 8.8% for the three months ended September 30, 2011 as compared to 4.0% for the three months ended September 30, 2010.

Other Income and Expense. Other income and expenses for the three months ended September 30, 2011 decreased $3,462,801 or 105.0% to an expense of $165,098 from income of $3,297,703 for the three months ended September 30, 2010.  The primary reason for the decrease was the derivative accounting of the conversion option bifurcated from the CalCap note, which included the following non-cash  items:  interest expense of 10,924 for the three months ended September 30, 2011 compared to 542,566 and change in fair value of $12,374 for the three months ended September 30, 2011 compared to $4,458,953 for the three months ended September 30, 2010. If the effects of the derivative accounting were removed, other income and expense for the three months ended September 30, 2011 would have totaled an expense of $166,548 as compared to an expense of $618,683 for the three months ended September 30, 2010, an improvement of approximately $452,135. Other income and expense after giving rise to the non-cash items as a percentage of revenue decreased by 8.8% to 1.9% for the three months ended September 30, 2011 as compared to 10.8% for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010.

Revenues. Total revenues for the nine months ended September 30, 2011 increased by $3,203,854, or 59.3%, to $8,604,114 from $5,400,260 for the nine months ended September 30, 2010.  Our improvement in revenue was a result of a subscriber growth from the six acquisitions completed in the last 12 months (July 1, 2010 through September 30, 2011), the full financial benefit of the three acquisitions completed in the first nine months of 2010 as well as the positive effects of increase in organic marketing efforts during that second half of 2010 and through 2011.

Payroll, Bonuses and Taxes. Payroll, bonuses and taxes for the nine months ended September 30, 2011 increased $1,711,909, or 45.8%, to $5,452,051 from $3,740,142 for the nine months ended September 30, 2010.  The increase related to a 7.0% increase in non-cash deferred compensation expense during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2011.  The remaining portion of the increase, or 38.0% was primarily due to additional headcount in support of our expanded operations resulting from our Rural Unifi initiatives for the nine months ended September 30, 2011.  Payroll, bonuses and taxes as a percentage of revenue was reduced by 5.9% to 63.4% for the nine months ended September 30, 2011 as compared to 69.3% for the nine months ended September 30, 2010.

Network Operating Costs. Network operating costs, which consist of tower rent, Internet transport costs and Internet termination expenses,  for the nine months ended September 30, 2011 increased $1,298,167 or 54.6%, to $3,676,328 from $2,378,161for the nine months ended September 30, 2010, The increase was primarily due to an increase in network costs resulting from acquisitions in support of our Rural UniFi initiative. Network operating costs as a percentage of revenues was reduced by 1.1% from 42.9% for the nine months ended September 30, 2011 as compared to 44.0% for the nine months ended September 30, 2010.  Network operating costs as a percentage of revenues was reduced by 1.3%, to 42.7% for the nine months ended September 30, 2011 as compared 44.0% for the nine months ended September 30, 2010.

Professional Fees. Professional fees, which consist of  legal, accounting, and other related expenses, for the nine months ended September 30, 2011 decreased $1,263,715 or 71.8%, to $495,682 from $1,759,397 for the nine months ended September 30, 2010. This decrease was due to expenses incurred in connection with our Round Two ARRA applications during the nine months ended September 30, 2010. Professional fees as a percentage of revenue was reduced by 26.8% to 5.8% for the nine months ended September 30, 2011 as compared to 32.6% for the nine months ended September 30, 2010.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2011 increased $1,080,674 or 74.0%, to $2,541,192 from $1,460,518 for the nine months ended September 30, 2010.  This increase was primarily due to wireless broadband acquisitions as well as new equipment purchases, including new network construction and customer premise equipment.  Depreciation and amortization as a percentage of revenue increased by 2.5% to 29.5% for the nine months ended September 30, 2011 as compared to 27.0% for the nine months ended September 30, 2010.

Other General and Administrative Expenses. Other general and administrative expenses for the nine months ended September 30, 2011 increased $208,584 or 18.5%, to $1,337,029 from $1,128,445 for the nine months ended September 30, 2010. This increase was due primarily to increased office rents, communication and shipping expenses in support of our Rural UniFi initiative, travel related to acquisitions, hiring related expenses, insurance, and bad debt.  Other general and administrative expenses as a percentage of revenue decreased by 5.4% to 15.5% for the nine months ended September 30, 2011 as compared to 20.9% for the nine months ended September 30, 2010.

Gain on disposal of equipment. Gain on disposal of equipment totaled $246,197 for the nine months ended September 30, 2011, as compared to $1,921 for the nine months ended September 30, 2010, representing an increase of approximately $244,276. This increase was due to the sale of assets used in the operation of our Grand Junction, Colorado network during the first quarter of 2011.

Installation Expense. Installation expense, which consists primarily of expenses associated with installation supplies, third party installation costs and transportation expenses relating to the installations, for the nine months ended September 30, 2011 increased $118,247 or 63.6%, to $304,033 from $185,768 for the nine months ended September 30, 2010.  This increase is a direct result of an increase in gross subscriber additions in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase is a result of an increase in gross subscriber additions of 75.6% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Installation expense as a percentage of revenue remained consistent for the nine months ended September 30, 2011 and 2010 at 3.5% and 3.4%, respectively.

Marketing and Advertising Expenses. Marketing and advertising expenses for the nine months ended September  30, 2011 increased $287,155 or 136.2%, to $497,934 from $210,779 for the nine months ended September 30, 2010.  As a percentage of revenues our marketing and advertising expenses was increased by 1.9% from 5.8% for the nine months ended September 30, 2011 as compared to 3.9% for the nine months ended September 30, 2010. Marketing and advertising expenses as a percentage of revenue increased by 1.9% to 5.8% for the nine months ended September 30, 2011 as compared to 3.9% for the nine months ended September 30, 2010.

Other Income and Expense. Other income and expenses for the nine months ended September 30, 2011, decreased $25, 512,745, or 257.3% to an expense of $15,596,106 compared to income of $9,916,639 for the three months ended September 30, 2010.  The primary reason for the decrease was the derivative accounting of the conversion option bifurcated from the CalCap Note, which included the following non-cash items: interest expense of $13,070,691 for the three months ended September 30, 2011 compared to $1,392,948 for the three months ended September 30, 2010, and a debt conversion inducement charge of $2,292,059 for the nine months ended September 30, 2011. In addition, for the nine months ended September 30, 2011, we recorded $173,880 relating to an increase in fair value of derivative instruments compared to an increase of $12,207,767 for the nine months ended September 30, 2010.  If the effects of the derivative accounting are removed, other income and expense for the nine months ended September 30, 2011 would have totaled an income of $407,236, as compared to an expense of $820,340 for the nine months ended September 30, 2010, an improvement of $413,104. Other income and expense after giving rise to the non-cash items as a percentage of revenue decreased by 10.5% to 4.7% for the nine months ended September 30, 2011 as compared to 15.2% for the nine months ended September 30, 2010.

Liquidity and Capital Resources

General

We incurred an operating loss of $1,954,321 and $21,093,766, respectively, for the three and nine months ended September 30, 2011. At September 30, 2011, our accumulated deficit amounted to $48,262,992.  During the nine months ended September 30, 2011, net cash used in operating activities amounted to $1,443,163. At September 30, 2011, our working capital amounted to a deficit of $6,677,341. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 16, 2011, we raised an additional $2,600,000 in a secured convertible note from California Capital Equity, LLC, an entity controlled by our largest shareholder, Dr. Patrick Soon-Shiong.  The note is convertible into additional shares of the Company’s preferred stock at a conversion price of $0.75.

We have continued to take measures during the nine months ended September 30, 2011 to increase our overall base of subscribers by completing several acquisitions (See Note 4) in order to take advantage of scale economies resident in the telecommunications industry.  On June 1 2011, KeyOn acquired a VoIP business with its purchase of entities doing business as CommX.  The strategic acquisition of CommX provides us with incremental revenues and has already contributed positively to cash flow from operations as we are able to integrate these operations into our existing broadband operations and sell these services as a bundle to our existing customer base.  Management believes CommX will continue to contribute meaningfully to revenue growth and cash flow from operations.

Management believes we have maintained our fixed operating costs by previously streamlining our operations and continually controlling operating costs.  We also believe that these operational initiatives have been effective, as the Company has increased revenues with our operating costs remaining the same or lower percentage of revenues than in past quarters.

Our net cash flow from operations improved to a deficit of $1,443,163 for the nine months ended September 30, 2011 from a deficit of $3,069,511 for the nine months ended September 30, 2010, an improvement of 53.0%.

In order to continue operations and execute our business strategy, we will need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. Management believes that we may be able to access capital through public or private equity offerings, debt financings, corporate collaborations or other means; however, other than the $10.2 million government stimulus award we have not secured any further commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we will be required to curtail our business development initiatives and take additional measures to reduce costs in order to conserve our cash needs.

Working Capital. As of September 30, 2011, we had negative working capital of $6,677,341.  As of September 30, 2010 we had negative working capital of $1,194,516.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules, regulations and related forms, and that such information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.

As of September 30, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, based on our evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past experienced, and is continuing to experience difficulty in (i) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (ii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Company to divide certain custodial, recordkeeping and authorization functions between its principal financial officer, Controller, and supporting staff to mitigate the risk of material misstatements.

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

PART II – OTHER INFORMATION

Item 1A.   Risks Factors

Risks Regarding our Liquidity

Our cash resources are very limited and if we cannot raise additional funds or start generating sufficient revenues, we will not be able to pay our vendors and will probably not be able to continue operations as a going concern.

At September 30, 2011 and November 14, 2011 we had approximately $594,000 and $113,000, respectively, in cash and cash equivalents. Furthermore, since our inception, we have failed to generate sufficient revenues to cover our operating expenses. To execute on our business plan successfully, we will need to raise additional money in the near future. Additional financing may not be available on favorable terms, or at all.  The exact amount of funds raised, if any, will determine how quickly we can stabilize and expand our business.  No assurance can be given that we will be able to raise capital at this time, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, we will likely need to curtail or cease operations.

We may not be able to complete our acquisition of certain assets from DigitalBridge Communications Corporation and its affiliates.

On July 22, 2011, we entered into an agreement (the “Asset Purchase Agreement”) to acquire certain wireless broadband assets and assume certain recurring liabilities from DigitalBridge Communications Corporation, a Delaware corporation, Digital Bridge Spectrum Corp., a Delaware corporation, and Digital Bridge Spectrum II, LLC, a Delaware limited liability company (collectively, “Digital Bridge”) in exchange for $17,434,874 in cash, subject to further adjustments. As of November 14, 2011, we do not have sufficient cash on hand to satisfy this purchase price, nor do we have any financing commitments from third parties to provide us with the needed capital to satisfy this purchase price. In the event that we are unable to satisfy the purchase price, Digital Bridge could, amongst other things, terminate the Asset Purchase Agreement and seek a new buyer.

Risks Regarding Commx Acquisition

Our VoIP operations could be subject to significant future regulation, which could result in additional costs and other adverse effects on our operations.

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

ITEM 6.   EXHIBITS

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

31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer

32.1*	Section 906 Certification by the Principal Executive Officer and Principal

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYON COMMUNICATIONS HOLDINGS, INC.

Date: November 14. 2011	By:	/s/ A. Robert Handell
A. Robert Handell
Executive Vice President, Chief Operating Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)